Form 10-K405
LIQUI BOX CORP
filed 1995-03-31
CIK 216430

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)
 [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year (fifty-two weeks) ended December 31, 1994.

                                       OR

 [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          N / A   to   N / A    .
                               -------------------------------

                        Commission File Number 0-8514
                                               ------

                            LIQUI-BOX CORPORATION
                            ---------------------
            (Exact name of registrant as specified in its charter)

              OHIO                                    31-0628033
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

6950 Worthington-Galena Road, Worthington, Ohio            43085
-----------------------------------------------     --------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (614) 888-9280
                                                    --------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

   Common Shares, No Par Value (6,269,881 outstanding at February 28, 1995)
   ------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [ X ]

Based upon the closing price reported on the NASDAQ National Market System on February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $146,446,000.

Documents Incorporated by Reference:
      (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

      (2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 1995 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           Exhibit Index on Page 12

                                    PART I
Item 1.       Business:

GENERAL DEVELOPMENT OF BUSINESS - Liqui-Box Corporation and its subsidiaries ("Liqui-Box" or the "Company") is one of the largest companies in the world specializing in the research, development and manufacture of bag-in-box flexible liquid packaging systems. The Company was incorporated in January, 1962 in the state of Ohio. Its principal offices are located at 6950 Worthington-Galena Road, Worthington, Ohio.

Liqui-Box is a major producer of bag-in-box flexible packaging and related filling equipment systems for the beverage, processed foods, dairy, detergent, wine and other specialty products industries. The Company is also the leading supplier of containers and dispensing systems to the bottled water industry.

The Company and its subsidiaries operate 14 manufacturing plants in the United States and Europe. Through licensees, agents and direct exporters, Liqui-Box serves markets in many countries worldwide.

In August, 1993, Liqui-Box purchased the assets of the Liquid Packaging Divisions of Sonoco Products Company and its wholly-owned subsidiary Sonoco Limited (Sonoco), which have production facilities in Romiley, England, and Elk Grove, California. The two production facilities manufacture plastic bags for the wine, aseptic food and other miscellaneous markets. The Company believes the acquisition broadens its access to European markets and will contribute meaningfully to the Company's growth in future years. Further discussion can be found on Pages 16 [Management's Discussion and Analysis] and 29 [Note 8 of the Notes to Consolidated Financial Statements] of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report"), which information is herein incorporated by reference.

DESCRIPTION OF PRINCIPAL PRODUCTS - The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers and equipment for filling such packaging products (less than 2% of total net sales), injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, agents and the Company's own export operations.

In 1994, the Company maintained a strong sales momentum in its principal markets of beverage, processed foods and specialty industrial products. In addition, the two premium drinking water products under the Alaskan Falls label, introduced in 1991, showed improvement in sales and continue to be introduced onto retail shelves in selected Midwestern states. Sales from our European subsidiary also showed increased unit growth during the year.

COMPETITION - The plastic packaging market is large and highly fragmented. There are numerous competitors and the major markets in which the Company sells its products are very competitive. These products are in competition with similar products produced by other manufacturers, and in some instances, with products produced by other industries from other raw materials.

The plastic packaging industry is, therefore, highly price competitive. A substantial number of manufacturers compete in the national and international markets. None are considered to be dominant. According to information in the public domain, Liqui-Box supplies less than one percent of the total plastic packaging market in the United States.

While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material effect on the Company's business. The risk associated with such a potential loss is mitigated by an exclusive 10 year supply agreement between the Company and The Perrier Group of America. Sales to this customer constituted 15%, 13% and 13% of total sales in 1994, 1993 and 1992, respectively.

RESEARCH AND DEVELOPMENT - Liqui-Box emphasizes applied research and development as a vital aspect of meeting the needs of its customers for plastic packaging. Thus, the Company's research activities focus on the development of new plastic packaging products and packaging systems to increase quality, improve production efficiency and/or reduce costs to its customers and to the ultimate consumer. The Company also devotes significant efforts to the research, development and improvement of plastic packaging machinery and equipment for use by its customers and in its own production operations.

R & D expenditures in 1994, 1993 and 1992 were $2,151,000, $1,954,000 and
$1,487,000, respectively. All such activities were entirely Company funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

Information on research and development can also be found on Pages 16 and 17 [Management's Discussion and Analysis] and on Page 24 [Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements] of the 1994 Annual Report and is incorporated herein by reference.

PATENTS AND LICENSES - Liqui-Box holds and maintains patents for packaging design, fitments and packaging equipment which are used by the Company in its production and which are also licensed to other manufacturers. Revenues from royalties from these patents and licenses are not material to the total revenues of the Company.

ENVIRONMENT - Consumer recognition of environmental friendliness of liquid plastic packaging systems is growing. Compared to a conventional 5- gallon plastic pail, the 5-gallon plastic bag-in-box reduces total plastic use by 90 percent. An empty, collapsed 5-gallon bag requires a small fraction of the disposal space a comparable number of No. 10 cans, five wide-mouth one gallon jars or one 5-gallon pail occupy. The corrugated box used to transport and store packaged liquids is completely recyclable. Liqui-Box utilizes proper recycling codes on all of its products for quick identification in community recycling programs.

The bag-in-box design is increasingly seen as a major part of the solution to the problem of environmental waste, storage and disposal. In addition, Liqui-Box is asking its suppliers to experiment in the use of reprocessed material in the products furnished to the Company and several promising applications are being actively explored. The Company has also committed to zero scrap in the waste stream of its plant operations through sorting and recycling for use in shipping bags and other nonfood applications. This commitment represents the elimination of more than one million pounds of waste annually.

As a major player in the solution of societal environmental problems, the Company supports such conscientiousness and is not aware of any federal, state or local statutory or regulatory provisions concerning environmental protection or the discharge of materials into the environment that will have any material effect on the capital expenditures, sales, earnings or competitive position of the Company in the future.

RAW MATERIALS - The primary raw material essential to the Company's business is plastic resin. There are a number of suppliers for this material and the market is highly competitive. The Company is confident that its sources of supply of resin are adequate for its needs in the foreseeable future.

SEASONALITY OF BUSINESS - The demand for some applications of certain plastic packaging products is seasonal in nature. A mild summer, for example, can reduce the Company's sales to the beverage industry. However, experience over the years has shown that these variations generally offset each other and tend to level the total demand for the Company's products throughout the year. As a result, the Company usually experiences only minor variations in sales volume attributable to seasonal demands.

BACKLOG OF ORDERS - Sales of the Company's packaging products generally are closely coordinated with the product production of its customers. Typically, orders are filled within 30 days. Therefore, the backlog of orders is not significant.

EMPLOYEES - Liqui-Box employed 818 individuals in its operations throughout the United States and in Europe on December 31, 1994. Approximately 14% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employee group to be an asset.

FOREIGN OPERATIONS AND SALES - The Company's European operations constituted 12% of consolidated net sales, less than 10% of consolidated income before taxes and 18% of consolidated identifiable assets as of and for the year ended December 31, 1994. European operations constituted less than 10% of net sales and income before taxes for the year ended January 1, 1994 and 19% of identifiable assets as of January 1, 1994.

Item 2.       Properties:

At December 31, 1994, the Company owned or leased property at eighteen (18) locations for manufacturing, warehousing, and offices with a total of approximately 670,000 square feet of floor space. The following table summarizes the properties owned or leased.

                                         Approximate             Owned              Expiration
                                         Floor Space              or                  Date of
Use and Location:                         (Sq. Ft.)             Leased                 Lease
----------------                       -----------------        ------              ----------
Executive offices, research and
      manufacturing:
      Worthington, Ohio                     63,000               Owned                  N/A
Manufacturing:
      Ashland, Ohio                         26,000               Leased                1995
      Ashland, Ohio                         22,000               Owned                  N/A
      Houston, Texas                        33,000               Leased                1999
      Elk Grove, California                 36,000               Leased                1997
      Elkton, Maryland                      40,000               Leased                2001
      Auburn, Massachusetts                 30,000               Leased                1998
      New Albany, Indiana                   61,000               Owned                  N/A
      Ontario, California                   61,000               Leased                2003
      Santa Ana, California                 27,000               Leased                1995
      Upper Sandusky, Ohio                  40,000               Leased                1996
      Lake Wales, Florida                    8,000               Leased                1995
      Sacramento, California                53,000               Leased                2002
      Nazareth, Pennsylvania                32,000               Leased                1996
      Romiley, England                      12,000               Leased            Less than 1 year
      Romiley, England                      53,000               Leased                2006

Warehouse and other:
      Sandweiler, Luxembourg                 7,000               Leased            Less than 1 year
      Columbus, Ohio (storage)              32,000               Owned                  N/A
      LaMirada, California                  34,000               Leased                1999

The Company believes that its properties, plant, and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options which the Company expects to exercise to maintain its operations at the facilities.

Item 3.      Legal Proceedings:

                                 Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders:

                                 Not applicable


Executive Officers of the Registrant:
-------------------------------------

The names, ages, and positions of all of the executive officers of Liqui-Box, as of February 28, 1995, are listed below along with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.


                   Name                        Age                             Title
                   ----                        ---                             -----
                   Samuel B. Davis (1)         53                   Chairman of the Board, Chief Executive
                                                                    Officer, President, Treasurer and Director

                   Robert S. Hamilton (2)      66                   Vice Chairman of the Board and Director

                   Peter J. Linn (3)           53                   Secretary, Senior Vice President and Director

                   John A. Maginnis (4)        42                   Vice President, Sales and Director

(1)   Samuel B. Davis has been Chairman of the Board, Chief Executive Officer and Treasurer since August, 1982.
      Mr.  Davis became President in September, 1991 upon the retirement of Robert S. Hamilton.

(2)   Robert S. Hamilton was President and Chief Operating Officer from April, 1984 to September, 1991 with a period of retirement from January, 1990 to May, 1990.  Mr. Hamilton retired in September, 1991.  In July, 1989,
      Mr. Hamilton became Vice Chairman of the Board.

(3)   Peter J. Linn has been Senior Vice President since February, 1994.  From January, 1983 to February, 1994, he held the position of Executive Vice President.  In April, 1990, Mr. Linn became Secretary.

(4)   John A. Maginnis has been Vice President, Sales since April, 1991.  From April, 1990 to April, 1991, Mr.  Maginnis
      was a consultant, and from 1989 to April, 1990, he was Vice President of Sales and Marketing for CMS Gilbreth Packaging
      Systems, a subsidiary of Culbro Corporation.

                                   PART II



                                                                    Pages
                                                                --------------
The following items are incorporated herein by reference from the indicated pages of the 1994 Annual Report:



Item 5.      Market for Registrant's Common Equity
             and Related Stockholder Matters                            3


Item 6.      Selected Financial Data                                    3


Item 7.      Management's Discussion and Analysis
             of Financial Condition and Results of Operation          16-17


Item 8.      Financial Statements and Supplementary Data              18-31


Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                       N/A



                                   PART III


The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy
Statement for its 1995 Annual Meeting filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.


Item 10.     Directors and Executive Officers of the Registrant         4
             In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K, entitled
             "Executive Officers of the Registrant".  The
             Registrant is not required to make any disclosure pursuant to Item 405 of Regulation S-K.

Item 11.     Executive Compensation                                   7 - 10
             Neither the Report of the Board of Directors and Stock Option Committee on executive compensation, nor the performance graph included in the Registrant's definitive Proxy Statement for its 1995 Annual
             Meeting, are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners          2 - 3
             and Management

Item 13.     Certain Relationships and Related Transactions             11

                                   PART IV


Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K:

(a)  (1)     The following consolidated financial statements of
             Liqui-Box Corporation and Subsidiaries, included in the Registrant's 1994 Annual Report, are incorporated by reference in Item 8 and filed as Exhibit 13 to this report. The page numbers indicate the location of the consolidated financial statements in the Registrant's 1994 Annual Report.

               Consolidated Balance Sheets
               --December 31, 1994 and January 1, 1994                   18-19


               Consolidated Statements of Income
               --Fifty-two weeks ended December 31, 1994,
                 Fifty-two weeks ended January 1, 1994 and
                 Fifty-two weeks ended January 2, 1993                     20

               Consolidated Statements of Cash Flows
               --Fifty-two weeks ended December 31, 1994,
                 Fifty-two weeks ended January 1, 1994 and
                 Fifty-two weeks ended January 2, 1993                     21

               Consolidated Statements of Stockholders' Equity
               --Fifty-two weeks ended December 31, 1994,
                 Fifty-two weeks ended January 1, 1994 and
                 Fifty-two weeks ended January 2, 1993                   22-23

               Notes to Consolidated Financial Statements                24-30

               Report of Independent Auditors                              31

(a)  (2)     The following consolidated financial statement schedules
             of Liqui-Box Corporation and Subsidiaries are included in Item 14(d). The page number indicates the location in this Form 10-K.


               II -  Valuation and Qualifying Accounts                     10





Schedules other than those listed above are omitted because they are not required or are not applicable.

Item 14. (continued)
(a)  (3)     Listing of Exhibits - The following exhibits are included in Item 14(c).  The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.                                     Description                                                           Pages
-----------------------------------------------------------------------------------------------------------------------------
 3A     Articles of Incorporation of the Registrant at October 2, 1984 are incorporated by reference to the Registrant's Form 8 filed with the Securities and Exchange Commission, dated October 2, 1984
        (Exhibit 3A)(File number 0-8514).                                                                               N/A

 3A (1) Amendments to Articles of Incorporation adopted April 21, 1986 are incorporated by reference to the Registrant's 1986 Form 10-K filed with the Securities and Exchange  Commission (Exhibit 3A(1))
        (File number 0-8514).                                                                                           N/A

 3A (2) Amendments to Articles of Incorporation adopted April 26,1990 are incorporated by reference to the
        Registrant's Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities and
        Exchange Commission ( Exhibit 19(c)) (File number 0-8514).                                                      N/A

 3B     Code of Regulations of the Registrant at October 2, 1984 are incorporated by reference to the
        Registrant's Form 8 filed with the Securities and Exchange Commission, dated October 2, 1984
        (Exhibit 3B)(File number 0-8514).                                                                               N/A

 3B (1) Amendments to Code of Regulations adopted April 21, 1986 are incorporated by reference to the
        Registrant's 1986 Form 10-K filed with the Securities and Exchange Commission (Exhibit 3B(1))
        (File number 0-8514).                                                                                           N/A

10A-E                           EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
-----------------------------------------------------------------------------------------------------------------------------
 10A    1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities and Exchange Commission
        ( Exhibit 19(a))(File number 0-8514).                                                                           N/A

 10B    Officers' Loan Program - Form of Unsecured Installment Loans is incorporated by reference to the Registrant's Form 8 filed with the Securities and Exchange Commission, dated October 2,
        1984 ( Exhibit 10D)(File number 0-8514)                                                                         N/A

 10C    1982 Incentive Stock Option Plan is incorporated by reference to the Registrant's Form S-8
        Registration Statement No. 2-91916, filed with the Securities and Exchange Commission on
        June 27, 1984.                                                                                                  N/A

 10D    Note Payable to Director of the Registrant dated May 15, 1990 is incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the
        Securities and Exchange Commission ( Exhibit 19(b))(File number 0-8514).                                        N/A

 10E    Summary of Profit Participation Program is incorporated by reference to the Registrant's
        Form 10-K for the fiscal year ended January 2, 1993 filed with the Securities and Exchange
        Commission (Exhibit 10E) (File number 0-8514).                                                                  N/A

 11     Computation of Per Share Earnings                                                                               13

 13     Annual Report to Shareholders for the fiscal year ended December 31, 1994                                       14

 21     Subsidiaries of the Registrant                                                                                  32

 23     Consent of Independent Auditors                                                                                 33

 24     Powers of Attorney                                                                                            34-39

 27     Financial Data Schedule                                                                                         40

(b)     No report on Form 8-K was filed during the fourteen weeks
        ended December 31, 1994.                                        N/A

(c) Exhibits filed with this Annual Report on Form 10-K are attached hereto.
        See Index to Exhibits at page 53.

(d)     Financial Statement Schedules -- See Item 14.(a)(2)

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         (amounts rounded to the nearest thousand dollars)

                                              LIQUI-BOX CORPORATION AND SUBSIDIARIES


Column A           Column B                 Column C                  Column D         Column E

                                            Additions
                                    -------------------------
                   Balance at       Charged to       Charged                         Balance at
                   Beginning        Costs and        to Other                          End of
Description        of Period        Expenses         Accounts         Deductions (1)   Period
-----------        ---------        --------         --------         --------------   ------
Reserves
deducted from
assets:

Fifty-two
weeks ended
December 31,
1994:
  Allowance for
    doubtful
    accounts         $635,000         $580,000                          $621,000        $594,000



Fifty-two
weeks ended
 January 1, 1994:
  Allowance for
    doubtful
    accounts         $566,000         $231,000                          $162,000        $635,000



Fifty-two
weeks ended
 January 2, 1993:
  Allowance for
    doubtful
    accounts         $567,000         $450,000                          $451,000        $566,000

(1)   Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LIQUI-BOX CORPORATION

                3/29/95                                 * Samuel B. Davis
Date: __________________________________        By:_________________________________
                                                          Samuel B. Davis
                                            Chairman of the Board, Chief Executive Officer,
                                                   President, Treasurer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                3/29/95                                 * Samuel B. Davis
Date: __________________________________        By:_________________________________
                                                          Samuel B. Davis
                                             Chairman of the Board, Chief Executive Officer,
                                                  President, Treasurer and Director
                                            (Principal Executive and Financial Officer)

                3/29/95                                 * Jeanette A. Davis
Date: __________________________________        By:_________________________________
                                                          Jeanette A. Davis
                                                              Director

                3/29/95                                 * Robert S. Hamilton
Date: __________________________________        By:_________________________________
                                                          Robert S. Hamilton
                                                      Vice Chairman and Director

                3/29/95                                 /S/ Peter J. Linn
Date: __________________________________        By:_________________________________
                                                              Peter J. Linn
                                                Secretary, Senior Vice President and Director
                                                       (Principal Accounting Officer)

                3/29/95                                 * Carl J. Aschinger, Jr.
Date: __________________________________        By:_________________________________
                                                    Carl J. Aschinger, Jr.  Director

                3/29/95                                 * John A. Maginnis
Date: __________________________________        By:_________________________________
                                                            John A. Maginnis
                                                               Director

-------------------------------------------------
                3/29/95                                 /S/ Peter J. Linn
Date: __________________________________        *By:_________________________________
                                                             Peter J. Linn
                                                            Attorney in Fact


                                                         Index to Exhibits

    The following exhibits are included in Item 14(c). The page numbers indicate the location of the exhibit in this Form 10-K.

Exhibit No.                           Description                                               Pages
-------------------------------------------------------------------------------------------------------
3A           Articles of Incorporation of the Registrant at October 2, 1984 are incorporated by reference to the Registrant's Form 8 filed with the Securities and Exchange
             Commission, dated October 2, 1984 (Exhibit 3A)(File number 0-8514).                         N/A

3A(1)        Amendments to Articles of Incorporation adopted April 21, 1986 are incorporated by reference to the Registrant's 1986 Form 10-K filed with the Securities and Exchange
             Commission (Exhibit 3A(1))(File number 0-8514).                                             N/A

3A(2)        Amendments to Articles of Incorporation adopted April 26,1990 are incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed
             with the Securities and Exchange Commission ( Exhibit 19(c))(File number 0-8514).           N/A

3B           Code of Regulations of the Registrant at October 2, 1984 are incorporated by reference to the Registrant's Form 8 filed with the Securities and Exchange Commission, dated
             October 2, 1984 (Exhibit 3B)(File number 0-8514).                                           N/A

3B(1)        Amendments to Code of Regulations adopted April 21, 1986 are incorporated by reference to the Registrant's 1986 Form 10-K filed with the Securities and Exchange
             Commission (Exhibit 3B(1))(File number 0-8514).                                             N/A

10A          1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's
             Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities and
             Exchange Commission (Exhibit 19(a))(File number 0-8514).                                    N/A

10B          Officers' Loan Program - Form of Unsecured Installment Loans is incorporated by reference to the Registrant's Form 8 filed with the Securities and Exchange
             Commission, dated October 2, 1984 (Exhibit 10 D)(File number 0-8514).                       N/A

10C          1982 Incentive Stock Option Plan is incorporated by reference to the Registrant's
             Form S-8 Registration Statement No. 2-91916, filed with the Securities and Exchange
             Commission on June 27, 1984.                                                                N/A

10D          Note Payable to Director of the Registrant dated May 15, 1990 is incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed
             with the Securities and Exchange Commission ( Exhibit 19(b))(File number 0-8514).           N/A

10E          Summary of Profit Participation Program is incorporated by reference to the Registrant's
             Form 10-K for the fiscal year ended January 2, 1993 filed with the Securities and
             Exchange Commission (Exhibit 10 E) (File number 0-8514).                                    N/A

11           Computation of Per Share Earnings                                                           13

13           Annual Report to Shareholders for the fiscal year ended December 31, 1994                   14

21           Subsidiaries of the Registrant                                                              32

23           Consent of Independent Auditors                                                             33

24           Powers of Attorney                                                                        34-39

27           Financial Data Schedule                                                                     40

                                      12