Form 10-Q
period 1995-04-01
LIQUI BOX CORP
filed 1995-05-16
CIK 216430

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended  April 1, 1995

OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from___________________________to___________________________


Commission File Number 0-8514



                           LIQUI-BOX CORPORATION
                    (Exact name of registrant as specified
                             in its charter)

OHIO                                        31-0628033
(State or other jurisdiction
                                            (I.R.S. Employer
of incorporation or organization)          Identification No.)


   6950 Worthington-Galena Road, Worthington, Ohio       43085
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (614) 888-9280

                       Not Applicable
(Former name, former address and former fiscal year, if
               changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class
                                        Outstanding at May 12, 1995
Common Stock, no par value                   6,252,001 shares




                   Exhibit Index at Page 9
                        Page 1 of 12


                    LIQUI-BOX CORPORATION

                            INDEX


                                                  Page No.

Part I - Financial Information:

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          April 1, 1995 and December 31, 1994         3-4

          Condensed Consolidated Statements of Income
               For the thirteen week periods ended
               April 1, 1995 and April 2, 1994        5

          Condensed Consolidated Statements of Cash Flows
               For the thirteen week periods ended
               April 1, 1995 and April 2, 1994        6

          Notes to Condensed Consolidated Financial
            Statements                                7


Item 2. Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                          8


Part II - Other Information - Items 1-6               9


          Exhibit 11 - Statement Re Computation of Earnings
            Per Share                                 10


          Exhibit 27 - Financial Data Schedule        11


          Signatures                                  12



                              -2-




Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                             UNAUDITED

                                   April 1, 1995            December 31, 1994
Assets

Current Assets:

     Cash and cash equivalents          $  6,927,000           $  4,341,000


     Accounts receivable:
          Trade, net of allowance
          for doubtful accounts
          of $528,000 and $594,000
          at respective dates             14,533,000             15,209,000
          Other                              932,000              1,065,000
                                          15,465,000             16,274,000


     Inventories
          Raw materials and
          supplies                        12,845,000             13,104,000
          Work in process and
          finished goods                  13,416,000             11,313,000
                                          26,261,000             24,417,000


     Other current assets                  3,349,000              2,816,000
           Total Current Assets           52,002,000             47,848,000


Property, plant and equipment, at cost:

     Buildings and leasehold
     improvements                          8,243,000              8,243,000
     Equipment and vehicles               50,784,000             50,314,000
     Equipment leased to customers        16,365,000             16,367,000
          Less accumulated depreciation  (53,756,000)           (52,467,000)
                                          21,636,000             22,457,000
          Construction in process          5,860,000              4,291,000
          Land                               468,000                468,000
                                          27,964,000             27,216,000
Other Assets:

     Loans to officers and employees          76,000                 76,000
     Goodwill, net of amortization        10,682,000             10,723,000
     Deferred charges and other assets     3,186,000              3,322,000
                                          13,944,000             14,121,000

               Total Assets             $ 93,910,000           $ 89,185,000




The accompanying notes are an integral part of the financial statements.




Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets



                                                  UNAUDITED

                                        April 1, 1995       December 31, 1994
Liabilities and Stockholders' Equity

Current Liabilities:

     Short-term borrowings                $3,000,000       $1,000,000
     Accounts payable                      6,795,000        7,247,000
     Dividends payable                       625,000          627,000
     Salaries, wages and related
     liabilities                           2,502,000        1,639,000
     Federal, state and local taxes        2,383,000        1,987,000
     Other accrued liabilities             2,512,000        2,117,000
     Current obligations under capital lease  55,000           55,000
              Total Current Liabilities   17,872,000       14,672,000


Other noncurrent liabilities:

     Deferred income taxes                   830,000          830,000

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized;
          none issued
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598  shares issued         1,210,000        1,210,000
     Additional paid in capital            4,678,000        4,478,000
     Cumulative translation adjustment       939,000          729,000
     Retained earnings                    89,748,000       88,017,000
     Less:
       Treasury stock, at cost--
       1,010,944 and 994,932
         shares at respective dates      (21,367,000)     (20,751,000)
             Total Stockholders' Equity   75,208,000       73,683,000


      Total Liabilities and
      Stockholders' Equity              $ 93,910,000     $ 89,185,000





The accompanying notes are an integral part of the financial statements.



Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income

                                         UNAUDITED
                                    Thirteen Weeks Ended
                                   April 1,      April 2,
                                    1995           1994

Net Sales                       $ 33,646,000    $ 33,857,000
Cost of Sales                     24,606,000      22,744,000
                                   9,040,000      11,113,000
Selling, administrative and
     development expenses          5,099,000       5,973,000
                                   3,941,000       5,140,000

Interest and dividend income          27,000          45,000
Interest expense                     (40,000)        (62,000)
Other income (expense)                 5,000          17,000
                                   3,933,000       5,140,000

Taxes on income                    1,577,000       2,133,000

     Net Income                 $  2,356,000    $  3,007,000



Earnings per common and common
     equivalent share

Primary                                $0.37           $0.46



Fully Diluted                          $0.37           $0.46


Cash dividends per
     common share                      $0.10           $0.10


Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary                             6,399,320       6,507,833



Fully Diluted                       6,403,676       6,507,833



The accompanying notes are an integral part of the financial statements.


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows


                                                            UNAUDITED
                                                      Thirteen Weeks Ended
                                                     April 1,       April 2,
                                                       1995           1994
Operating Activities:

Net income                                           $2,356,000   $3,007,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                  1,971,000    1,861,000
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable    853,000   (2,623,000)
              (Increase) decrease in inventories     (1,854,000)   1,034,000
              (Increase) decrease in other current
                 assets                                (532,000)     290,000
              (Decrease) increase in accounts payable  (154,000)     595,000
              Increase in salaries, wages and related
                 liabilities                            873,000    1,358,000
              Increase in other accrued liabilities     395,000    1,939,000

Net Cash Provided by Operating Activities             3,908,000    7,461,000


Investing Activities:
Net change in property, plant and equipment          (2,187,000)  (1,087,000)
Other asset changes, net                                  5,000       (6,000)

     Net Cash Used in Investing Activities           (2,182,000)  (1,093,000)


Financing Activities:

Acquisition of treasury shares                         (757,000)    (321,000)
Sale of treasury shares                                 165,000       71,000
Cash dividends                                         (625,000)    (636,000)
Changes in loans to officers and employees                            18,000
Proceeds of short-term borrowings                     2,000,000
Repayment of short and long-term borrowings                       (2,000,000)

      Net Cash Provided by (Used in) Financing
         Activities                                     783,000   (2,868,000)

Effect of exchange rate changes on Cash                  77,000      174,000


     Increase in Cash and Cash Equivalents            2,586,000    3,674,000


Cash and cash equivalents at beginning of year        4,341,000    6,376,000


     Cash and Cash Equivalents at End of
        First Quarter                                $6,927,000  $10,050,000



The accompanying notes are an integral part of the financial statements.



LIQUI-BOX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


UNAUDITED


     1. The accompanying financial statements include the accounts of Liqui-Box Corporation (the "Company") and its subsidiaries.

          The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations, and changes in cash flows on a consistent basis.

          Certain amounts in the prior year's financial statements have been reclassified to conform with the 1995 presentation.

     2. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those which are normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                         ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Net sales in the First Quarter 1995 were lower than net sales in the First Quarter 1994 by 1%. The decrease in sales dollars is attributable to a decline in unit sales in the majority of the CompanyOs product lines, partially offset by increased selling prices to mitigate the effect of increased raw material costs.

Gross profit as a percentage of net sales was 26.9% in the First Quarter 1995 and 32.8% in the First Quarter 1994. The decrease in gross profit as a percent of sales can be attributed to a minor shift in product mix, as well as the costs associated with plant consolidations, higher manufacturing costs at some plants and increases in raw material costs partly offset by increased selling prices.

For the First Quarter of 1995, selling, administrative, and development expenses were 15.2% of sales as compared to 17.6% in the First Quarter of 1994. The decrease reflects the CompanyOs aggressive efforts to control its overhead costs.

Income before taxes as a percentage of net sales was 11.7% in the First Quarter 1995 and 15.2% in the First Quarter 1994. This decrease is a result of decreased gross profits which have been partially offset, on a percentage basis, by declining selling, administrative, and development expenses for the First Quarter 1995.

The provision for income taxes was 40.1% of before tax income for the First Quarter of 1995 and 41.5% for the First Quarter 1994. The effective tax rate for the First Quarter 1995 is consistent with the overall rate for the year ended December 31, 1994.

At the end of the First Quarter of 1995 and 1994, the Company had no significant backlog of orders. Sales of the CompanyOs products generally are closely coordinated with the production of its customers. Typically orders are filled within 30 days.

Total working capital was $34,130,000 at the end of the First Quarter 1995 and $33,176,000 at year end 1994. The ratio of current assets to current liabilities was 2.9 to 1 at the end of the First Quarter 1995 and 3.3 to 1 at year end 1994. Cash provided by financing activities was $783,000 for First Quarter 1995 compared to cash used of $2,868,000 for First Quarter 1994. Net cash provided by operating activities was $3,908,000 for First Quarter 1995 compared to $7,461,000 for First Quarter 1994.

The Company's major commitments for capital expenditures as of April 1, 1995 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with Huntington National Bank.

There have been no significant changes in capitalization during the first three months of 1995, except for the repurchase of treasury shares in the aggregate amount of $757,000 which were acquired throughout the First Quarter
1995 for future corporate use. Funds for the repurchase of treasury shares came from operating capital. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Management feels that inflation, in the form of increased raw material prices, has had an ongoing and material effect on the Company's operations during the First Quarter of 1995.

     PART II.  OTHER INFORMATION



Item 1-5. Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

               Exhibit 11. Statement Re Computation of Earnings Per Share
                  (page 10)

               Exhibit 27. Financial Data Schedule (page 11)

     (b) No reports on Form 8-K were filed during the quarter ended April 1, 1995. However, a report on Form 8-K, dated April 10, 1995, was filed by the Company on April 10, 1995 in order to report the dismissal, on April 3, 1995, of Ernst & Young LLP as independent public accountants for the Company and its subsidiaries, and the hiring of Deloitte & Touche LLP as independent public accountants on April 7, 1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LIQUI-BOX CORPORATION
                                               (Registrant)


Date    May 15, 1995              By /s/ Peter J. Linn
                                         Peter J. Linn
                                         Senior Vice President & Secretary
                                         (Duly Authorized Officer)
                                         (Principal Accounting Officer)