Form 10-Q
period 1995-07-01
LIQUI BOX CORP
filed 1995-08-15
CIK 216430

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the twenty-six week period ended  July 1, 1995

                                   OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period
from___________________________to____________________________


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


        Class                        Outstanding at August 9, 1995
  Common Stock, no par value                6,232,447 shares

                       Exhibit Index at Page 10-11
                             Page 1 of 31


                         LIQUI-BOX CORPORATION

                                INDEX


                                                            Page No.

Part I - Financial Information:

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          July 1, 1995 and December 31, 1994                    3-4

          Condensed Consolidated Statements of Income
               For the thirteen and twenty-six week periods
               ended July 1, 1995 and July 2, 1994              5

          Condensed Consolidated Statements of Cash Flows
               For the twenty-six week periods ended
               July 1, 1995 and July 2, 1994                    6

          Notes to Condensed Consolidated Financial Statements  7


Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-9


Part II - Other Information - Items 1-6                         10-11


          Exhibit 3(B) Code of Regulations as Amended           12-28


          Exhibit 11 - Statement Re Computation of
             Earnings Per Share                                 29


          Exhibit 27 - Financial Data Schedule                  30


          Signatures                                            31


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


                              ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales in the Second Quarter 1995 were higher than net sales in the Second Quarter 1994 by 6.6%. For the first two quarters, net sales for 1995 were 3.3% higher than net sales in 1994. The increase in sales dollars is attributable to increased selling prices that mitigate the effect of increases in raw material costs, partially offset by a decline in unit sales in some of the Company's product lines.

Gross profit as a percentage of net sales was 26.7% in the Second Quarter 1995 and 33.5% in the Second Quarter 1994. For the first two quarters of 1995, gross profit as a percentage of net sales was 26.8% as compared to 33.2% in 1994. Year to date, the decrease in gross profit as a percent of sales can be attributed to a minor shift in product mix, as well as higher manufacturing costs at some plants, plant consolidations and increases in raw material costs partly offset by increased selling prices.

For the Second Quarter of 1995, selling, administrative, and development expenses were 12.7% of sales as compared to 15.8% in the Second Quarter of 1994. For the first six months of 1995, selling, administrative, and development expenses were 13.8% of sales as compared to 16.7% in 1994. The decrease, year to date, reflects the Company's continuing commitment to control its overhead costs.

Income before taxes as a percentage of net sales was 13.7% in the Second Quarter 1995 and 17.7% in the Second Quarter 1994. For the first two quarters, income before taxes as a percentage of net sales was 12.8% in 1995 as compared to 16.5% in 1994. These decreases are a result of decreased gross profits which have been partially offset, on a percentage basis, by declining selling, administrative, and development costs during the first six months of 1995.

The provision for income taxes was 40.1% of before tax income for the Second Quarter of 1995 and 40.3% for the Second Quarter 1994. On a year to date basis, the provision for income taxes was 40.1% of income before taxes in 1995 and 40.8% in 1994.

At the end of the Second Quarter of 1995 and 1994, Liqui-Box had no significant backlog of orders. Sales of the Company's products generally are closely coordinated with the production of its customers. Typically orders are filled within 30 days.

Total working capital was $37,067,000 at the end of the Second Quarter 1995 and $33,176,000 at year end 1994. The ratio of current assets to current liabilities was 3.0 to 1 at the end of the Second Quarter 1995 and 3.3 to 1 at year end 1994. Cash provided by financing activities was $2,624,000 for Second Quarter 1995 compared to cash used of $8,140,000 for Second Quarter 1994.

Net cash provided by operating activities was $138,000 for Second
Quarter 1995 compared to $8,309,000 for Second Quarter 1994.

Liqui-Box's major commitments for capital expenditures as of July 1, 1995 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with Huntington National Bank.

There have been no significant changes in capitalization during the
first six   months of 1995, except for the repurchase of treasury
shares in the aggregate amount of $852,000 which were acquired throughout the first six months of 1995 for future corporate use. Funds for the repurchase of treasury shares came from operating capital. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Management feels that inflation, in the form of high raw material prices, has had an effect on the Company's operations during the Second Quarter of 1995.


                         PART II.  OTHER INFORMATION


Item 1-3. Inapplicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Liqui-Box Corporation was held on
April 26, 1995 to elect four directors for terms expiring in 1997 and to ratify an amendment of Section 2 of Article II of the Regulations of Liqui-Box Corporation requiring advance notice of shareholder nominations for election to the Board of Directors. No other matters came before the meeting.

          At the close of business on the record date, 6,269,881 common shares of Liqui-Box Corporation were outstanding and entitled to vote. Common shares present at the meeting by proxy or in person were 5,277,289 or 84.169%.


          Proposal 1, Election of Directors for term ending in 1997:


                                                          Abstain &
                                                           Broker
                                   For       Withheld     Non-Votes

     Jeanette A. Davis          5,231,885     45,202          0
     Carl J. Aschinger, Jr.     5,131,801    145,217          0
     Peter J. Linn              5,199,185     79,389          0
     C. William McBee           5,197,900     80,674          0


     Directors who term of office continue after the Annual Meeting are Samuel B. Davis, John A. Maginnis and Robert S. Hamilton.

     Proposal 2, Amend Section 2 of Article II of the Regulations requiring advance notice of shareholder nominations for election to the Board of Directors:


                                                             Broker
                            For      Against     Abstain     Non-Votes

     Amendment           4,920,544   234,825     21,837         0


Item 5.   Inapplicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

               Exhibit 3(B) Code of Regulations as Amended (pages 12-28)




     Exhibit 11. Statement Re Computation of Earnings Per Share (page 29)

     Exhibit 27. Financial Data Schedule (page 30)

(b) A report on Form 8-K, dated April 10, 1995, was filed by the Company on April 10, 1995 in order to report the dismissal, on April 3, 1995, of Ernst & Young LLP as independent public accountants for the Company and its subsidiaries, and the hiring of Deloitte & Touche LLP as independent public accountants on April 7, 1995.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LIQUI-BOX CORPORATION
(Registrant)



Date          August 15, 1995              By /S/ Samuel B. Davis
                                              Samuel B. Davis
                                              Chairman of the Board, Chief
                                              Executive Officer, President,
                                              Treasurer and Director
                                              (Duly Authorized Officer)


                               _________________


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                      UNAUDITED

                                     July 1, 1995        December 31, 1994
Assets

Current Assets:

  Cash and cash equivalents         $  3,108,000          $  4,341,000

  Accounts receivable:

     Trade, net of allowance for
     doubtful accounts of
     $557,000 and $594,000 at
     respective dates                 21,943,000            15,209,000

     Other                               912,000             1,065,000
                                      22,855,000            16,274,000


  Inventories
          Raw materials and
             supplies                 12,953,000            13,104,000
          Work in process and
          finished goods              13,696,000            11,313,000
                                      26,649,000            24,417,000

 Other current assets                  3,375,000             2,816,000
      Total Current Assets            55,987,000            47,848,000


Property, plant and equipment,
   at cost:

  Buildings and leasehold
     improvements                      8,073,000             8,243,000
  Equipment and vehicles              52,928,000            50,314,000
  Equipment leased to customers       16,992,000            16,367,000
  Less accumulated depreciation      (54,033,000)          (52,467,000)
                                      23,960,000            22,457,000
          Construction in process      3,894,000             4,291,000
          Land                           468,000               468,000
                                      28,322,000            27,216,000
Other Assets:

     Loans to officers and
         employees                        70,000                76,000
     Goodwill, net of
         amortization                 10,507,000            10,723,000
     Deferred charges and
         other assets                  3,056,000             3,322,000
                                      13,633,000            14,121,000

               Total Assets         $ 97,942,000          $ 89,185,000


The accompanying notes are an integral part of the financial statements.




Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets


UNAUDITED

                                      July 1, 1995        December 31, 1994
Liabilities and Stockholders' Equity

Current Liabilities:

     Short-term borrowings              $5,500,000            $1,000,000
     Accounts payable                    5,229,000             7,247,000
     Dividends payable                     625,000               627,000
     Salaries, wages and
        related liabilities              3,192,000             1,639,000
     Federal, state and local
        taxes                            1,602,000             1,987,000
     Other accrued liabilities           2,744,000             2,117,000
     Current obligations under
        capital lease                       28,000                55,000
     Total Current Liabilities          18,920,000            14,672,000


Other noncurrent liabilities:

     Deferred income taxes                 830,000               830,000

Stockholders' Equity:

   Preferred stock without par value
        2,000,000 shares authorized;
        none issued
   Common stock $.1667 stated value
     20,000,000 shares authorized;
     7,262,598  shares issued            1,210,000             1,210,000
 Additional paid in capital              4,666,000             4,478,000
 Cumulative translation adjustment       1,060,000               729,000
 Retained earnings                      92,648,000            88,017,000
 Less:
      Treasury stock, at cost--
          1,010,293 and 902,102
      shares at respective dates       (21,392,000)          (20,751,000)
    Total Stockholders' Equity          78,192,000            73,683,000

Total Liabilities and
  Stockholders' Equity                $ 97,942,000          $ 89,185,000


The accompanying notes are an integral part of the financial statements.



Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income

                                    UNAUDITED                            UNAUDITED
                               Thirteen Weeks Ended               Twenty-six Weeks Ended
                              July 1,        July 2,              July 1,        July 2,
                               1995           1994                 1995           1994

Net Sales                 $ 42,984,000    $ 40,340,000         $ 76,630,000   $ 74,197,000
Cost of Sales               31,515,000      26,834,000           56,121,000     49,578,000
                            11,469,000      13,506,000           20,509,000     24,619,000
Selling, administrative
and development expenses     5,456,000       6,380,000           10,555,000     12,353,000
                             6,013,000       7,126,000            9,954,000     12,266,000

Interest and
dividend income                 30,000          42,000               57,000         87,000
Interest expense               (75,000)        (45,000)            (115,000)      (107,000)
Other income (expense)         (84,000)          6,000              (79,000)        23,000
                             5,884,000       7,129,000            9,817,000     12,269,000

Taxes on income              2,359,000       2,871,000            3,936,000      5,004,000

     Net Income           $  3,525,000    $  4,258,000         $  5,881,000    $ 7,265,000


Earnings per common and common
     equivalent share

Primary                          $0.55           $0.66                $0.92          $1.12

Fully Diluted                    $0.55           $0.66                $0.92          $1.12

Cash dividends per
     common share                $0.10           $0.10                $0.20          $0.20

Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary                      6,380,352       6,489,519            6,389,836      6,500,328



Fully Diluted                6,380,352       6,495,652           6,392,015       6,501,581


The accompanying notes are an integral part of the financial statements.



Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                       UNAUDITED
                                                 Twenty-six Weeks Ended
                                                 July 1,        July 2,
                                                  1995           1994
Operating Activities:

Net income                                     $5,881,000      $7,265,000
Adjustments to reconcile net
   income to net cash
   provided by operating activities:
   Depreciation and amortization                3,745,000       3,821,000
   Changes in noncurrent deferred
   income tax accounts
   Changes in operating assets
   and liabilities:
   Increase in accounts receivable             (6,488,000)     (6,261,000)
   (Increase) decrease in inventories          (2,168,000)      1,086,000
   Increase in other current assets              (559,000)        (84,000)
   Decrease in accounts and
   dividends payable                           (2,068,000)     (1,040,000)
   Increase in salaries, wages and
   related liabilities                          1,553,000       2,699,000
   Increase in other accrued
   liabilities                                    242,000         823,000

Net Cash Provided by Operating
   Activities                                     138,000       8,309,000


Investing Activities:
Purchase of Inpaco, net of cash
   acquired                                                      (200,000)
Net change in property, plant
   and equipment                               (4,079,000)     (2,597,000)
Other asset changes, net                           24,000           6,000

   Net Cash Used in Investing
   Activities                                  (4,055,000)     (2,791,000)

Financing Activities:

Acquisition of treasury shares                   (852,000)       (977,000)
Sale of treasury shares                           247,000          78,000
Cash dividends                                 (1,250,000)     (1,270,000)
Changes in loans to officers
   and employees                                    6,000          53,000
Proceeds of short-term borrowings               4,500,000
Repayment of short and long-term
   borrowings                                                  (6,000,000)
Principle payments on capital
   lease obligations                              (27,000)        (24,000)

   Net Cash (Used) Provided by
   Financing Activities                         2,624,000      (8,140,000)

Effect of exchange rate changes on Cash
                                                   60,000          56,000

   Decrease in Cash and Cash
   Equivalents                                 (1,233,000)     (2,566,000)


Cash and cash equivalents at
   beginning of year                            4,341,000       6,376,000

   Cash and Cash Equivalents at
   End of Second Quarter                       $3,108,000      $3,810,000


The accompanying notes are an integral part of the financial statements.