Form 10-Q
period 1995-09-30
LIQUI BOX CORP
filed 1995-11-14
CIK 216430

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty-nine week period ended  September 30, 1995

OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________to___________________


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


         Class                               Outstanding at November 1, 1995
Common Stock, no par value                          6,232,447 shares





                           Exhibit Index at Page 10
                                 Page 1 of 13




                             LIQUI-BOX CORPORATION

                                     INDEX



                                                                      Page No.

Part I - Financial Information:

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
                  September 30, 1995 and December 31, 1994 ............. 3-4

            Condensed Consolidated Statements of Income
                  For the thirteen and thirty-nine week periods ended
                  September 30, 1995 and October 1, 1994 ................ 5

            Condensed Consolidated Statements of Cash Flows
                  For the thirty-nine week periods ended
                  September 30, 1995 and October 1, 1994 ................ 6

            Notes to Condensed Consolidated Financial Statements ........ 7


Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........ 8-9


Part II - Other Information - Items 1-6 ................................ 10


            Exhibit 11 - Statement Re Computation of Earnings Per Share  11

            Signatures ................................................. 12

            Exhibit 27 - Financial Data Schedule ....................... 13



                                                -2-





                    Liqui-Box Corporation and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                           UNAUDITED
                                                      ------------------

                                                         September 30,       December 31,
                                                             1995                1994
                                                      ------------------  -----------------
Assets

Current Assets:


     Cash and cash equivalents .........................   $  7,859,000    $  4,341,000


     Accounts receivable:
          Trade, net of allowance for doubtful accounts
            of $529,000 and $594,000 at respective dates     22,336,000      15,209,000
          Other ........................................        851,000       1,065,000
                                                           ------------    ------------
                                                             23,187,000      16,274,000


     Inventories
          Raw materials and supplies ...................     10,987,000      13,104,000
          Work in process ..............................      6,378,000       6,089,000
          Finished goods ...............................      4,552,000       5,224,000
                                                           ------------    ------------
                                                             21,917,000      24,417,000


     Prepaid expenses ..................................        846,000         472,000
     Other current assets ..............................      2,393,000       2,344,000
                                                           ------------    ------------
               Total Current Assets ....................     56,202,000      47,848,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements ..............      8,056,000       8,243,000
     Equipment and vehicles ............................     53,434,000      50,314,000
     Equipment leased to customers .....................     17,441,000      16,367,000
          Less accumulated depreciation ................    (55,550,000)    (52,467,000)
                                                           ------------    ------------
                                                             23,381,000      22,457,000
          Construction in process ......................      4,498,000       4,291,000
          Land .........................................        468,000         468,000
                                                           ------------    ------------
                                                             28,347,000      27,216,000
Other Assets:

     Loans to officers and employees ...................         70,000          76,000
     Goodwill, net of amortization .....................     10,332,000      10,723,000
     Deferred charges and other assets .................      2,852,000       3,322,000
                                                           ------------    ------------
                                                             13,254,000      14,121,000
                                                           ------------    ------------

               Total Assets ............................   $ 97,803,000    $ 89,185,000
                                                           ============    ============

The accompanying notes are an integral part of the financial statements.





                    Liqui-Box Corporation and Subsidiaries
                    Condensed Consolidated Balance Sheets



                                                                UNAUDITED
                                                            ----------------

                                                             September 30,    December 31,
                                                                 1995            1994
                                                            ---------------  -------------
Liabilities and Stockholders' Equity

Current Liabilities:


     Short-term borrowings ...............................   $  1,500,000    $  1,000,000
     Accounts payable ....................................      5,877,000       7,247,000
     Dividends payable ...................................        685,000         627,000
     Salaries, wages and related liabilities .............      4,177,000       1,639,000
     Federal, state and local taxes ......................        966,000       1,987,000
     Other accrued liabilities ...........................      2,827,000       2,117,000
     Current obligations under capital lease .............         27,000          55,000
                                                             ------------    ------------
                  Total Current Liabilities ..............     16,059,000      14,672,000


Other noncurrent liabilities:

     Deferred income taxes ...............................        830,000         830,000

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized;
          none issued
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued ........................      1,210,000       1,210,000
     Additional paid in capital ..........................      4,852,000       4,478,000
     Cumulative translation adjustment ...................        928,000         729,000
     Retained earnings ...................................     96,186,000      88,017,000
     Less:
            Treasury stock, at cost--1,037,449 and 902,102
               shares at respective dates ................    (22,262,000)    (20,751,000)
                                                             ------------    ------------
                     Total Stockholders' Equity ..........     80,914,000      73,683,000
                                                             ------------    ------------


       Total Liabilities and Stockholders' Equity ........   $ 97,803,000    $ 89,185,000
                                                             ============    ============

The accompanying notes are an integral part of the financial statements.




                    Liqui-Box Corporation and Subsidiaries
                 Condensed Consolidated Statements of Income


                                             UNAUDITED                            UNAUDITED
                              ------------------------------------      -----------------------------
                                       Thirteen Weeks Ended                Thirty-nine Weeks Ended
                              ------------------------------------      -----------------------------
                                   September 30,      October 1,    September 30,       October 1,
                                       1995              1994           1995               1994
                                   -------------      ----------    -------------       ----------

Net Sales .......................   $ 48,230,000    $ 42,301,000    $ 124,860,000    $ 116,498,000
Cost of Sales ...................     34,999,000      29,411,000       91,120,000       78,989,000
                                    ------------    ------------    -------------    -------------
                                      13,231,000      12,890,000       33,740,000       37,509,000
Selling, administrative and
     development expenses .......      6,166,000       6,025,000       16,721,000       18,378,000
                                    ------------    ------------    -------------    -------------
                                       7,065,000       6,865,000       17,019,000       19,131,000

Interest and dividend income ....         67,000          27,000          124,000          114,000
Interest expense ................        (84,000)        (41,000)        (199,000)        (148,000)
Other income (expense) ..........          3,000         (50,000)         (76,000)         (27,000)
                                    ------------    ------------    -------------    -------------
                                       7,051,000       6,801,000       16,868,000       19,070,000

Taxes on income .................      2,828,000       2,839,000        6,764,000        7,843,000
                                    ------------    ------------    -------------    -------------

     Net Income .................   $  4,223,000    $  3,962,000    $  10,104,000    $  11,227,000
                                    ============    ============    =============    =============




Earnings per common and common
     equivalent share

Primary .........................   $       0.66    $       0.61    $        1.59    $        1.73
                                    ============    ============    =============    =============




Fully Diluted ...................   $       0.66    $       0.61    $        1.59    $        1.73
                                    ============    ============    =============    =============



Cash dividends per
     common share ...............   $       0.11    $       0.10    $        0.31    $        0.30
                                    ============    ============    =============    =============



Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary .........................      6,357,224       6,455,913        6,363,843        6,480,321
                                    ============     ===========     ============     ============




Fully Diluted ...................      6,357,224       6,455,913        6,363,843        6,480,321
                                    ============     ===========     ============     ============

The accompanying notes are an integral part of the financial statements.





                    Liqui-Box Corporation and Subsidiaries
               Condensed Consolidated Statements of Cash Flows



                                                                           UNAUDITED
                                                            -------------------------------------
                                                                    Thirty-nine Weeks Ended
                                                            -------------------------------------
                                                                   September 30,      October 1,
                                                                       1995              1994
                                                                ----------------    -------------
Operating Activities:

Net income ......................................................   $ 10,104,000    $ 11,227,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization ............................      5,776,000       5,736,000
       Provision for losses on accounts receivable ..............        185,000         379,000
       Gain on disposal of fixed assets .........................       (172,000)
       Changes in operating assets and liabilities:
              Increase in accounts receivable ...................     (7,066,000)     (4,522,000)
              Decrease (increase) in inventories ................      2,511,000        (673,000)
              (Increase) decrease in other current assets .......       (423,000)      1,331,000
              Decrease in accounts and dividends payable ........     (1,317,000)       (995,000)
              Increase in salaries, wages and related liabilities      2,538,000       2,142,000
              (Decrease) increase in other accrued liabilities ..       (311,000)      1,153,000
                                                                    ------------    ------------

Net Cash Provided by Operating Activities .......................     11,997,000      15,606,000


Investing Activities:
Purchase of Inpaco, net of cash acquired ........................       (200,000)
Net change in property, plant and equipment .....................     (5,742,000)     (3,801,000)
Other asset changes, net ........................................         92,000        (458,000)
                                                                    ------------    ------------

     Net Cash Used in Investing Activities ......................     (5,650,000)     (4,459,000)


Financing Activities:

Acquisition of treasury shares ..................................     (1,780,000)     (2,593,000)
Sale of treasury shares .........................................        315,000         237,000
Cash dividends ..................................................     (1,935,000)     (1,900,000)
Changes in loans to officers and employees ......................          6,000          63,000
Proceeds of short-term borrowings ...............................      4,500,000
Repayment of short and long-term borrowings .....................     (4,000,000)     (6,000,000)
Principle payments on capital lease obligations .................        (28,000)        (24,000)
                                                                    ------------    ------------

      Net Cash Used in Financing Activities .....................     (2,922,000)    (10,217,000)

Effect of exchange rate changes on Cash .........................         93,000        (132,000)
                                                                    ------------    ------------


     Increase in Cash and Cash Equivalents ......................      3,518,000         798,000


Cash and cash equivalents at beginning of year ..................      4,341,000       6,376,000
                                                                    ------------    ------------


     Cash and Cash Equivalents at End of Third Quarter ..........   $  7,859,000    $  7,174,000
                                                                    ============    ============

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

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     Net sales in the Third Quarter 1995 were higher than net sales in the Third Quarter 1994 by 14.0%. For the first three quarters, net sales for 1995 were 7.2% higher than net sales in 1994. The increase in sales dollars is primarily attributable to increased selling prices that mitigate the effect of increases in raw material costs, which is partially offset by a slight decline in unit sales.

     Gross profit as a percentage of net sales was 27.4% in the Third Quarter 1995 and 30.5% in the Third Quarter 1994. For the first three quarters of 1995, gross profit as a percentage of net sales was 27.0% as compared to 32.2% in 1994. Year to date, the decrease in gross profit as a percent of sales can be primarily attributed to increases in raw material costs partly offset by increased selling prices.

     For the Third Quarter of 1995, selling, administrative, and development expenses were 12.8% of sales as compared to 14.2% in the Third Quarter of 1994. For the first nine months of 1995, selling, administrative, and development expenses were 13.4% of sales as compared to 15.8% in 1994. The decreases reflect the Company's continuing commitment to control its overhead costs.

     Income before taxes as a percentage of net sales was 14.6% in the Third Quarter 1995 and 16.1% in the Third Quarter 1994. For the first three quarters, income before taxes as a percentage of net sales was 13.5% in 1995 as compared to 16.4% in 1994. These decreases are a result of decreased gross profits which have been partially offset by reduced selling, administrative, and development costs during the first nine months of 1995.

     The provision for income taxes was 40.1% of before tax income for the Third Quarter of 1995 and 41.7% for the Third Quarter 1994. On a year to date basis, the provision for income taxes was 40.1% of income before taxes in 1995 and 41.1% in 1994.

     At the end of the Third Quarter of 1995 and 1994, Liqui-Box had no significant backlog of orders. Sales of the Company's products generally are closely coordinated with the production of its customers. Typically, orders are filled within 30 days.

     Total working capital was $40,143,000 at the end of the Third Quarter 1995 and $33,176,000 at year end 1994. The ratio of current assets to current liabilities was 3.5 to 1 at the end of the Third Quarter 1995 and 3.3 to 1 at year end 1994.

     Cash used in financing activities was $2,922,000 for Third Quarter 1995 compared to $10,217,000 for Third Quarter 1994.

     Net cash provided by operating activities was $11,997,000 for Third Quarter 1995 compared to $15,606,000 for Third Quarter 1994.

     Liqui-Box's major commitments for capital expenditures as of September 30, 1995 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with Huntington National Bank.

     Longer term cash requirements, other than normal operating expenses, are anticipated for expanding capacity at existing facilities, building filler machines for lease, repurchases of Company stock and development of new products and enhancements of existing products. The Company believes that its existing cash, available line of credit and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements.

     There have been no significant changes in capitalization during the first nine months of 1995, except for the repurchase of treasury shares in the aggregate amount of $1,780,000 which were acquired throughout the first nine months of 1995 for future corporate use. Funds for the repurchase of treasury shares came from operating capital. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

     Management feels that inflation, in the form of higher raw material prices, has had an effect on the Company's operations during the first three quarters of 1995.

                          PART II. OTHER INFORMATION


Item 1-5.   Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

          Exhibit 11. Statement Re Computation of Earnings Per Share (page 11)

          Exhibit 27. Financial Data Schedule (page 12)

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.