Form 10-K
period 1995-12-30
LIQUI BOX CORP
filed 1996-03-29
CIK 216430

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year (fifty-two weeks) ended December 30, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from          N / A to N / A .
                               ------------------------------------

                          Commission File Number 0-8514

                              LIQUI-BOX CORPORATION
             (Exact name of registrant as specified in its charter)

                   OHIO                                 31-0628033
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

6950 Worthington-Galena Road, Worthington, Ohio                  43085
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (614) 888-9280

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, No Par Value (6,117,606 outstanding at February 26, 1996)
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the NASDAQ National Market System on February 26, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $141,110,000.

Documents Incorporated by Reference:

       (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

       (2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 1996 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The Company and its subsidiaries operate 13 manufacturing plants in the United States and Europe. Through licensees, agents and direct exporters, Liqui-Box serves markets in many countries worldwide.

DESCRIPTION OF PRINCIPAL PRODUCTS - The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers; injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. In addition, the Company manufactures equipment for filling such packaging products (less than 2% of total net sales). These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, agents and the Company's own export operations.

In 1995, the Company maintained its position in its principal markets of beverage, processed foods and specialty industrial products. In addition, the two premium drinking water products under the Alaskan Falls label, introduced in 1991, showed improvement in sales and continue to be introduced onto retail shelves in selected Midwestern states. Sales from our European subsidiary showed increased unit growth during the year.

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

While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material effect on the Company's business. The risk associated with such a potential loss is mitigated by an exclusive 10 year supply agreement between the Company and The Perrier Group of America. Sales to this customer constituted 17%, 15% and 13% of total sales in 1995, 1994 and 1993, respectively.

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

R & D expenditures in 1995, 1994 and 1993 were $1,265,000, $2,151,000 and
$1,954,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

Information on research and development can also be found on Pages 14 and 15 [Management's Discussion and Analysis] and on Page 22 [Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements] of the 1995 Annual Report and is incorporated herein by reference.

PATENTS AND LICENSES - Liqui-Box holds and maintains patents for packaging design, fitments and packaging equipment which are used by the Company in its production and which are also licensed to other manufacturers. Revenues from royalties from these patents and licenses are not material to the total revenues of the Company.

ENVIRONMENT - Consumer recognition of environmental friendliness of liquid plastic packaging systems is growing. Compared to a conventional 5-gallon plastic pail, the 5-gallon plastic bag-in-box reduces total plastic use by 90 percent. An empty, collapsed 5-gallon bag requires a small fraction of the disposal space a comparable number of No. 10 cans, five wide-mouth one gallon jars or one 5-gallon pail occupy. The corrugated box used to transport and store packaged liquids is completely recyclable. Liqui-Box utilizes proper recycling codes on all of its products for quick identification in community recycling programs.

The bag-in-box design is increasingly seen as a major part of the solution to the problem of environmental waste, storage and disposal. In addition, Liqui-Box is asking its suppliers to experiment in the use of reprocessed material in the products furnished to the Company and several promising applications are being actively explored. The Company has also committed to zero scrap in the waste stream of its plant operations through sorting and recycling for use in shipping bags and other non food applications. This commitment represents the elimination of more than one million pounds of waste annually.

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

EMPLOYEES - Liqui-Box employed 809 individuals in its operations throughout the United States and in Europe on December 30, 1995. Approximately 11% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employee group to be an asset.

FOREIGN OPERATIONS AND SALES - The Company's European operations constituted 13% of consolidated net sales, less than 10% of consolidated income before taxes and 24% of consolidated identifiable assets as of and for the year ended December 30, 1995. European operations constituted 12% of net sales, less than 10% of consolidated income before taxes and 18% of identifiable assets as of and for the year ended December 31, 1994. Further information can be found on page 29 [Note 10 of the Notes to Consolidated Financial Statements] of the 1995 Annual Report and is incorporated herein by reference.

Item 2.       Properties:

At December 30, 1995, the Company owned or leased property at eighteen (18) locations for manufacturing, warehousing, and offices with a total of approximately 685,000 square feet of floor space. The following table summarizes the properties owned or leased.

                                            Approximate             Owned             Expiration
                                            Floor Space               or                Date of
Use and Location:                            (Sq. Ft.)              Leased               Lease
-----------------                            ---------              ------               -----
Executive offices, research and
       manufacturing:
       Worthington, Ohio                      63,000                 Owned                 N/A
Manufacturing:
       Ashland, Ohio                          26,000                Leased          Less than 1 year
       Ashland, Ohio                          22,000                 Owned                 N/A
       Houston, Texas                         33,000                Leased                1999
       Elk Grove, California                  36,000                Leased                1997
       Elkton, Maryland                       40,000                Leased                2001
       Auburn, Massachusetts                  30,000                Leased                1998
       New Albany, Indiana                    61,000                 Owned                 N/A
       Ontario, California                    61,000                Leased                2003
       Upper Sandusky, Ohio                   40,000                Leased                1996
       Lake Wales, Florida                     8,000                Leased          Less than 1 year
       Lake Wales, Florida                     4,000                Leased          Less than 1 year
       Sacramento, California                 74,000                Leased                2002
       Sacramento, California                 24,000                Leased          Less than 1 year
       Nazareth, Pennsylvania                 32,000                Leased                1996
       Romiley, England                       53,000                Leased                2006
       Romiley, England                       12,000                Leased          Less than 1 year

Warehouse and other:
       Columbus, Ohio (storage)               32,000                Owned                  N/A
       LaMirada, California                   34,000                Leased                1999

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

Item 3.      Legal Proceedings:

                                  Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders:

                                  Not applicable

Executive Officers of the Registrant:

The names, ages, and positions of all of the executive officers of Liqui-Box, as of February 26, 1996, are listed below along with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

                Name                        Age                      Title
                ----                        ---                      -----
                Samuel B. Davis (1)         54          Chairman of the Board, Chief Executive
                                                        Officer, President, Treasurer and Director

                Robert S. Hamilton (2)      67          Vice Chairman of the Board and Director

                Peter J. Linn (3)           54          Secretary and Director

                C. William McBee (4)        53          Vice President, Manufacturing and Director

                Juan Jose Perez (5)         40          Vice President, Administration and
                                                        General Counsel

(1) Samuel B. Davis has been Chairman of the Board, Chief Executive Officer and Treasurer since August, 1982. Mr. Davis became President in September, 1991 upon the retirement of Robert S. Hamilton.

(2) Robert S. Hamilton has been Vice Chairman of the Board since July, 1989. Mr. Hamilton was President and Chief Operating Officer from April, 1984 to September, 1991 with a period of retirement from January, 1990 to May, 1990 and another period of retirement from September, 1991 until May 1995.

(3) Peter J. Linn has been Secretary since April 1990. Mr. Linn was Senior Vice President from February, 1994 until April 1995. From January, 1983 to February, 1994, he held the position of Executive Vice President.

(4) C. William McBee became a director in April, 1995. Mr. McBee became Vice President, Manufacturing in October, 1994. From February, 1994 to October, 1995, Mr. McBee was Vice President of Administration. Prior to February, 1994, Mr. McBee was a General Manager for Stone Container Corporation, Columbus, Indiana, a manufacturer of corrugated cardboard containers.

(5) Juan Jose Perez became Vice President, Administration and an executive officer in October, 1995. Since October, 1994, Mr. Perez has held the position of General Counsel. Prior to October, 1994, Mr. Perez was a partner in the law firm of Schwartz, Kelm, Warren & Rameriez.

                                     PART II

                                                                                                Pages
                                                                                                -----
The following items are incorporated herein by reference from the indicated
pages of the 1995 Annual Report:

Item 5. Market for Registrant's Common Equity
        and Related Stockholder Matters                                                          3

Item 6. Selected Financial Data                                                                  3

Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of Operation                                          14-15

Item 8. Financial Statements and Supplementary Data                                              16-30

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                                      No response required

                                    PART III

The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 10. Directors and Executive Officers of the Registrant                                      3 - 4
         In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K, entitled
         "Executive Officers of the Registrant".


Item 11. Executive Compensation                                                                  7 - 11
         Neither the Report of the Board of Directors and Stock Option Committee
         on executive compensation, nor the performance graph included in the
         Registrant's definitive Proxy Statement for its 1996 Annual Meeting, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners                                         2 - 3
         and Management

Item 13. Certain Relationships and Related Transactions                                          4 and 11


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) (1) The following consolidated financial statements of Liqui-Box Corporation and Subsidiaries, included in the Registrant's 1995 Annual Report, are incorporated by reference in Item 8 and filed as Exhibit 13 to this report. The page numbers indicate the location of the consolidated financial statements in the Registrant's 1995 Annual Report.

              Consolidated Balance Sheets
              --December 30, 1995 and December 31, 1994                                          16-17

              Consolidated Statements of Income
              --Fifty-two weeks ended December 30, 1995,
                Fifty-two weeks ended December 31, 1994 and
                Fifty-two weeks ended January 1, 1994                                            18

              Consolidated Statements of Cash Flows
              --Fifty-two weeks ended December 30, 1995,
                Fifty-two weeks ended December 31, 1994 and
                Fifty-two weeks ended January 1, 1994                                            19

              Consolidated Statements of Stockholders' Equity
              --Fifty-two weeks ended December 30, 1995,
                Fifty-two weeks ended December 31, 1994 and
                Fifty-two weeks ended January 1, 1994                                            20-21

              Notes to Consolidated Financial Statements                                         22-29

              Report of Independent Auditors                                                     30

         Report of Independent Auditors.  The page number indicates the
         location in this Form 10-K                                                              11

(a)(2) The following consolidated financial statement schedules of Liqui-Box Corporation and Subsidiaries are included in Item 14(d). The page number indicates the location in this Form 10-K.

              II -  Valuation and Qualifying Accounts                                            9


Schedules other than those listed above are omitted because they are not required or are not applicable.

(a) (3) Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.                                        Description                                                         Pages
-----------------------------------------------------------------------------------------------------------------------------
   3A             Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of
                  State on December 14, 1995.

   3B             Code of Regulations as Amended of the Registrant are
                  incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended July 1, 1995 filed with the
                  Securities and Exchange Commission (Exhibit 3B) (File number 0-8514).                                N/A

   9              Voting Trust and Right of First Refusal Agreement, effective as of September 29, 1993, by and among Mary Ann Davis, Samuel B. Davis, as Voting Trustee, and Samuel B.
                  Davis, individually, is incorporated by reference to Amendment No. 6 to Schedule 13D of
                  Samuel B. Davis filed on March 6, 1995 (Exhibit 1).                                                  N/A


   10A-B                            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
-----------------------------------------------------------------------------------------------------------------------------
   10A            1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended
                  June 30, 1990 filed with the Securities and Exchange Commission
                  ( Exhibit 19(a)) (File number 0-8514).                                                               N/A

   10B            Summary of Profit Participation Program is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the Securities and Exchange
                  Commission (Exhibit 10E) (File number 0-8514).                                                       N/A

   11             Computation of Per Share Earnings

   13             Annual Report to Shareholders for the fiscal year ended December 30, 1995

   21             Subsidiaries of the Registrant

   23A            Independent Auditors Consent and Report on Schedule (Deloitte & Touche LLP)

   23B            Consent of Independent Auditors (Ernst & Young LLP)

   24             Powers of Attorney

   27             Financial Data Schedule


(b) No report on Form 8-K was filed during the fourteen weeks ended December 30, 1995. N/A

(c) Exhibits filed with this Annual Report on Form 10-K are attached hereto. See Index to Exhibits at page 12.

(d)      Financial Statement Schedules -- See Item 14.(a)(2)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                (amounts rounded to the nearest thousand dollars)

                     LIQUI-BOX CORPORATION AND SUBSIDIARIES

          Column A                             Column B                   Column C                    Column D         Column E

                                                                          Additions
                                                                 --------------------------
                                               Balance at        Charged to        Charged                            Balance at
                                               Beginning         Costs and         to Other                            End of
        Description                            of Period         Expenses          Accounts         Deductions (1)     Period
--------------------------------               ----------        --------------------------         --------------    ----------
Reserves deducted from assets:

Fifty-two weeks ended
 December 30, 1995:
  Allowance for
    doubtful accounts                          $594,000          $723,000                            $ 638,000          $679,000



Fifty-two weeks ended
 December 31, 1994:
  Allowance for
    doubtful accounts                          $635,000          $580,000                            $ 621,000          $594,000



Fifty-two weeks ended
 January 1, 1994:
  Allowance for
    doubtful accounts                          $566,000          $231,000                            $ 162,000          $635,000

(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIQUI-BOX CORPORATION

             3/28/96                              *  Samuel B. Davis

Date: ________________________        By: _________________________________
                                                Samuel B. Davis
                                      Chairman of the Board, Chief Executive
                                      Officer, President, Treasurer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              3/28/96                         *  Samuel B. Davis

Date: ________________________        By: _________________________________
                                              Samuel B. Davis
                                      Chairman of the Board, Chief Executive
                                      Officer, President, Treasurer and Director
                                      (Principal Executive and Financial
                                      Officer)

              3/28/96                         *  Jeanette A. Davis

Date: ________________________        By: _________________________________
                                              Jeanette A. Davis
                                                 Director

              3/28/96                         *  Robert S. Hamilton

Date: ________________________        By: _________________________________
                                              Robert S. Hamilton
                                           Vice Chairman and Director

              3/28/96                         * Peter J. Linn

Date: ________________________        By: _________________________________
                                                Peter J. Linn
                                            Secretary and Director

              3/28/96                         *  C. William McBee

Date: ________________________        By: _________________________________
                                              C. William McBee
                                                  Director

              3/28/96                         *  Carl J. Aschinger, Jr.

Date: ________________________        By: _________________________________
                                              Carl J. Aschinger, Jr.
                                                   Director

              3/28/96

Date: ________________________        By: _________________________________
                                                  Russell M. Gertmenian
                                                        Director

              3/28/96                         *  James B Holloway

Date: ________________________        By: _________________________________
                                              James B Holloway
                                                Controller

-----------------------

                                              /S/ Juan Jose Perez
              3/28/96
Date: ________________________       *By: _________________________________
                                               Juan Jose Perez
                                              Attorney in Fact

                    REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Liqui-Box Corporation
Worthington, Ohio

  We have audited the accompanying consolidated balance sheet of Liqui-Box Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the periods ended December 31, 1994 and January
1, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liqui-Box Corporation and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the periods ended December 31, 1994 and January 1, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP

Columbus, Ohio
March 2, 1995

                                Index to Exhibits

         Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.                             Description                                                                Pages
-----------------------------------------------------------------------------------------------------------------------------
   3A             Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of
                  State on December 14, 1995.

   3B             Code of Regulations as Amended of the Registrant are
                  incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended July 1, 1995 filed with the
                  Securities and Exchange Commission (Exhibit 3B) (File number 0-8514).

   9              Voting Trust and Right of First Refusal Agreement, effective as of September 29, 1993, by and among Mary Ann Davis, Samuel B. Davis, as Voting Trustee, and Samuel B.
                  Davis, individually, is incorporated by reference to Amendment No. 6 to Schedule 13D of
                  Samuel B. Davis filed on March 6, 1995 (Exhibit 1).

   10A 1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended
                  June 30, 1990 filed with the Securities
                  and Exchange Commission ( Exhibit 19(a)) (File number 0-8514).

   10B            Summary of Profit Participation Program is incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the
                  Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).

   11                      Computation of Per Share Earnings

   13                      Annual Report to Shareholders for the fiscal year ended December 30, 1995

   21                      Subsidiaries of the Registrant

   23A                     Independent Auditors Consent and Report on Schedule (Deloitte & Touche LLP)

   23B                     Consent of Independent Auditors (Ernst & Young LLP)

   24                      Powers of Attorney

   27                      Financial Data Schedule