Form 10-Q
period 1996-03-30
LIQUI BOX CORP
filed 1996-05-10
CIK 216430

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the thirteen week period ended  March 30, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from_____________________________to___________________


Commission File Number 0-8514


                             LIQUI-BOX CORPORATION
            (Exact name of registrant as specified in its charter)


             OHIO                                         31-062803
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

             6950 Worthington-Galena Road, Worthington, Ohio      43085
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


                Class                                  Outstanding at May, 1996
       Common Stock, no par value                          6,077,815 shares


                            Exhibit Index at Page 9

                             LIQUI-BOX CORPORATION

                                     INDEX

                                                                     Page No.
Part I - Financial Information:                                      --------

Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                      March 30, 1996 and December 30, 1995 ............ 3-4

               Condensed Consolidated Statements of Income
                      For the thirteen week periods ended
                      March 30, 1996 and April 1, 1995 ................ 5

               Condensed Consolidated Statements of Cash Flows
                      For the thirteen week periods ended
                      March 30, 1996 and April 1, 1995 ................ 6

               Notes to Condensed Consolidated Financial Statements ... 7


Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ... 8-9


Part II - Other Information - Items 1-6 ............................... 9


               Signatures ............................................. 10


               Exhibit 11 - Statement Re Computation of
                            Earnings Per Share ........................ 11


               Exhibit 27 - Financial Data Schedule ................... 12

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                                             UNAUDITED
                                                 ---------------------------------

                                                 March 29, 1992    December 29, 1991
                                                 --------------    -----------------
Assets

Current Assets:

     Cash and cash equivalents ................   $  13,237,000    $  9,424,000


     Accounts receivable:
          Trade, net of allowance for
            doubtful accounts of $821,000
            and $679,000 at respective dates ..      16,902,000      16,788,000
          Other ...............................       1,778,000       1,511,000
                                                  -------------    ------------
                                                     18,680,000      18,299,000


     Inventories:
          Raw materials and supplies ..........      11,218,000       9,003,000
          Work in process .....................       6,752,000       5,534,000
          Finished goods ......................       5,152,000       4,035,000
                                                  -------------    ------------
                                                     23,122,000      18,572,000


     Other current assets .....................       2,455,000       2,404,000
                                                  -------------    ------------
               Total Current Assets ...........      57,494,000      48,699,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements .....       9,388,000       9,243,000
     Equipment and vehicles ...................      57,193,000      56,355,000
     Equipment leased to customers ............      18,436,000      17,548,000
          Less accumulated depreciation .......     (58,717,000)    (57,140,000)
                                                  -------------    ------------
                                                     26,300,000      26,006,000
          Construction in process .............       2,848,000       1,965,000
          Land ................................         468,000         468,000
                                                  -------------    ------------
                                                     29,616,000      28,439,000
Other Assets:

     Loans to officers and employees ..........          70,000          70,000
     Goodwill, net of amortization ............       9,938,000      10,126,000
     Deferred charges and other assets ........       3,433,000       3,462,000
                                                  -------------    ------------
                                                     13,441,000      13,658,000
                                                  -------------    ------------

               Total Assets ...................   $ 100,551,000    $ 90,796,000
                                                  =============    ============

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets


                                                              UNAUDITED
                                                 -----------------------------------

                                                  March 29, 1992   December 29, 1991
                                                  --------------   -----------------
Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable .........................      10,757,000       4,888,000
     Dividends payable ........................         668,000         673,000
     Salaries, wages and related liabilities ..       2,926,000       1,295,000
     Federal, state and local taxes ...........         561,000         329,000
     Other accrued liabilities ................       3,414,000       2,590,000
                                                  -------------    ------------
                  Total Current Liabilities ...      18,326,000       9,775,000


Other noncurrent liabilities:

     Deferred income taxes ....................       1,391,000       1,366,000

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized;
          none issued
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued .............       1,210,000       1,210,000
     Additional paid in capital ...............       5,304,000       5,178,000
     Cumulative translation adjustment ........         445,000         618,000
Unrealized Gains on Marketable Securities .....         498,000         460,000
     Retained earnings ........................      99,967,000      97,494,000
     Less:
        Treasury stock, at cost--1,186,424
          and 1,144,992 shares at respective
          dates ...............................     (26,590,000)    (25,305,000)
                                                  -------------    ------------
                 Total Stockholders' Equity ...      80,834,000      79,655,000
                                                  -------------    ------------


           Total Liabilities and Stockholders'
             Equity ...........................   $ 100,551,000    $ 90,796,000
                                                  =============    ============


The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income

                                                            UNAUDITED
                                              ----------------------------------
                                                       Thirteen Weeks Ended
                                              ----------------------------------
                                                  March 30,           April 1,
                                                    1996               1995
                                              ---------------    ---------------

Net Sales ................................      $ 34,183,000       $ 33,646,000
Cost of Sales ............................        22,883,000         24,606,000
                                                ------------       ------------
                                                  11,300,000          9,040,000
Selling, administrative and
     development expenses ................         6,056,000          5,099,000
                                                ------------       ------------
                                                   5,244,000          3,941,000

Interest and dividend income .............            89,000             27,000
Interest expense .........................            (1,000)           (40,000)
Other income (expense) ...................           (31,000)             5,000
                                                ------------       ------------
                                                   5,301,000          3,933,000

Taxes on income ..........................         2,160,000          1,577,000
                                                ------------       ------------

     Net Income ..........................      $  3,141,000       $  2,356,000
                                                ============       ============


Earnings per common and common
     equivalent share

Primary ..................................      $       0.50       $       0.37
                                                ============       ============


Fully Diluted ............................      $       0.50       $       0.37
                                                ============       ============

Cash dividends per
     common share ........................      $       0.11       $       0.10
                                                ============       ============

Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary ..................................         6,297,238          6,399,320
                                                ============       ============


Fully Diluted ............................         6,297,238          6,403,676
                                                ============       ============


The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
                                                                                                         UNAUDITED
                                                                            ----------------------------------------------
                                                                                                   Thirteen Weeks Ended
                                                                            ----------------------------------------------
                                                                                  March 30,                April 1,
                                                                                    1996                     1995
                                                                            ---------------------    ---------------------
Operating Activities:

Net income                                                                            $3,141,000               $2,356,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                   1,644,000                1,513,000
       Provision for loss on accounts receivable                                         256,000                   37,000
       Amortization of other noncurrent assets                                           268,000                  282,000
       Loss (gain) on disposal of property, plant and equipment                           (7,000)                       0
       Deferred Compensation                                                             118,000                  176,000
       Changes in deferred income tax accounts                                            25,000                        0
       Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                (731,000)                 816,000
              (Increase) decrease in inventories                                      (4,619,000)              (1,854,000)
              (Increase) decrease in other current assets                                (54,000)                (532,000)
              Increase (decrease) in accounts payable                                  5,922,000                 (154,000)
              Increase (decrease) in salaries, wages and related liabilities           1,631,000                  873,000
              Increase (decrease) in other accrued liabilities                         1,045,000                  395,000
                                                                            ---------------------    ---------------------

Net Cash Provided by Operating Activities                                              8,639,000                3,908,000


Investing Activities:
Purchases of property, plant and equipment                                            (3,095,000)              (2,187,000)
Proceeds from sale of property, plant and equipment                                      223,000                        0
Other asset changes, net                                                                 (61,000)                   5,000
                                                                            ---------------------    ---------------------

     Net Cash Used in Investing Activities                                            (2,933,000)              (2,182,000)


Financing Activities:

Acquisition of treasury shares                                                        (1,328,000)                (757,000)
Sale of treasury shares                                                                   51,000                  165,000
Cash dividends                                                                          (668,000)                (625,000)
Changes in loans to officers and employees
Proceeds of short-term borrowings                                                              0                2,000,000
Repayment of short and long-term borrowings
                                                                            ---------------------    ---------------------

      Net Cash Provided by (Used in) Financing Activities                             (1,945,000)                 783,000

Effect of exchange rate changes on Cash                                                   52,000                   77,000
                                                                            ---------------------    ---------------------


     Increase in Cash and Cash Equivalents                                             3,813,000                2,586,000


Cash and cash equivalents at beginning of year                                         9,424,000                4,341,000
                                                                            ---------------------    ---------------------


     Cash and Cash Equivalents at End of First Quarter                               $13,237,000               $6,927,000
                                                                            =====================    =====================



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

          Certain amounts in the prior year's financial statements have been reclassified to conform with the 1996 presentation.

2. In the First Quarter 1996 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This standard provides guidance on reviewing long- lived assets and certain intangibles for impairment. In addition, the standard requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost of disposal. The adoption of this standard has not had a significant impact on the Company's financial statements.

3. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" which became effective for the Company in the First Quarter 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation agreements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's Annual Report for the fiscal year ended December 28, 1996.

4.   The  accompanying   unaudited   consolidated   financial  statements  are
     presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those which are normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

During the First Quarter 1996, Liqui-Box (the "Company") experienced a 2% increase in sales compared to the First Quarter 1995. This increase is primarily attributable to a 9% increase in unit sales which is partially offset by lower sales prices on most of the Company's products. The decrease in prices is due to a decline in the cost of the Company's primary raw material, plastic resin. The cost of most of the resins the Company uses in the manufacture of its products rose dramatically in late 1994 and early 1995. The cost of many of these resins began to decline from their peaks in Spring 1995; however, as of the end of the First Quarter 1996, they had not returned to the beginning of 1994 levels.

Gross profit, as a percentage of net sales, was 33.1% in the First Quarter 1996 and 26.9% in the First Quarter 1995. The increase in gross profit as a percent of net sales is primarily the result of reduced costs due to previous plant consolidations and improved plant operating efficiencies. To a lesser extent, decreases in raw material costs, partly offset by decreased selling prices, also contributed to the increase in the gross profit as a percent of net sales.

For the First Quarter of 1996, selling, administrative, and development expenses were 17.7% of sales as compared to 15.2% in the First Quarter of 1995. The increase is primarily the result of increased compensation costs due to the Company's profit sharing plan which includes virtually all United States employees. The increase also reflects an increase in the Company's research and development costs, as well as continued costs associated with the statistical quality improvement project begun by the Company in 1995.

Income before taxes as a percentage of net sales was 15.5% in the First Quarter 1996 and 11.7% in the First Quarter 1995. This increase is a result of increased gross profits which have been partially offset by the increase in selling, administrative, and development expenses for the First Quarter 1996.

The provision for income taxes was 40.7% of before tax income for the First Quarter of 1996 and 40.1% for the First Quarter 1995. The effective tax rate for the First Quarter 1996 is based on the Company's anticipated tax rate for the 1996 fiscal year.

At the end of the First Quarter of 1996 and 1995, the Company had no significant backlog of orders, which is industry typical.


Liquidity and Capital Resources

Total working capital at March 30, 1996, was $39,168,000 compared to $38,924,000 at December 30, 1995. The ratio of current assets to current liabilities was 3.1 to 1 at the end of the First Quarter 1996 and 5.0 to 1 at year end 1995. Net cash provided from operations was $8,639,000 for the three months ended March 30, 1996 compared to $3,908,000 for the three months ended April 1, 1995. The increase in cash provided from operations was primarily due to an increase in accounts payable and accrued liabilities, as well as the improved profitability in the First Quarter 1996 compared to 1995. Net cash used in investing activities was $2,933,000 for the three months ended March 30, 1996 compared to $2,182,000 for the three months ended April 1, 1995. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $1,945,000 for the three months ended March 30, 1996, compared to cash provided of $783,000 for the three months ended April 1, 1995. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends

The Company's major commitments for capital expenditures as of March 30, 1996 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with The Huntington National Bank.

Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments; and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities, and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 1996.

There have been no significant changes in capitalization during the first three months of 1996, except for the repurchase of treasury shares in the aggregate amount of $1,328,000 which were acquired throughout the First Quarter 1996. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.



                          PART II. OTHER INFORMATION


Item 1-5.      Inapplicable

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit Index

                  Exhibit 11. Statement Re Computation of Earnings Per Share (page 10)

                  Exhibit 27. Financial Data Schedule (page 11)

        (b) No reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      LIQUI-BOX CORPORATION                 (Registrant)



Date     May 10, 1996
                                         By /s/ Juan Jose Perez
                                     __________________________
                                                Juan Jose Perez
                                                Vice President -
                                                Administration
                                                (Duly Authorized Officer)


Date     May 10, 1996
                                         By /s/ James B. Holloway
                                     ____________________________
                                                James B. Holloway
                                                Controller
                                                (Principal Accounting Officer)