Form 10-Q
period 1996-06-29
LIQUI BOX CORP
filed 1996-08-13
CIK 216430

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the thirteen week period ended June 29, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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


            Class                          Outstanding at August 9, 1996
  __________________________               _____________________________
  Common Stock, no par value                      5,908,982 shares


                           Exhibit Index at Page 10
                                 Page 1 of 13

                             LIQUI-BOX CORPORATION

                                     INDEX





                                                                      Page No.
                                                                     ---------
  Part I - Financial Information:

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
            June 29, 1996 and December 30, 1995 ....................... 3-4

          Condensed Consolidated Statements of Income
            For the thirteen and twenty-six week periods ended
            June 29, 1996 and July 1, 1995 ............................   5

          Condensed Consolidated Statements of Cash Flows
            For the twenty-six week periods ended
            June 29, 1996 and July 1, 1995 ............................   6

          Notes to Condensed Consolidated Financial Statements ........   7


  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ............. 8-9


  Part II - Other Information - Items 1-6 .............................  10


          Exhibit 11 - Statement Re Computation of Earnings Per Share .  11


          Exhibit 27 - Financial Data Schedule ........................  12


          Signatures ..................................................  13


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                     UNAUDITED
                                                          ---------------------------------
                                                          June 29, 1996   December 30, 1995
                                                          -------------   -----------------
Assets

Current Assets:

     Cash and cash equivalents .........................   $  6,789,000    $  9,424,000


     Accounts receivable:
          Trade, net of allowance for doubtful accounts
            of $817,000 and $679,000 at respective dates     20,082,000      16,788,000
          Other ........................................        906,000       1,511,000
                                                           ------------    ------------
                                                             20,988,000      18,299,000


     Inventories:
          Raw materials and supplies ...................     10,053,000       9,003,000
          Work in process ..............................      6,767,000       5,534,000
          Finished goods ...............................      5,431,000       4,035,000
                                                           ------------    ------------
                                                             22,251,000      18,572,000


     Other current assets ..............................      2,200,000       2,404,000
                                                           ------------    ------------
               Total Current Assets ....................     52,228,000      48,699,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements ..............      9,489,000       9,243,000
     Equipment and vehicles ............................     57,871,000      56,355,000
     Equipment leased to customers .....................     18,339,000      17,548,000
          Less accumulated depreciation ................    (60,060,000)    (57,140,000)
                                                           ------------    ------------
                                                             25,639,000      26,006,000
          Construction in process ......................      4,562,000       1,965,000
          Land .........................................        468,000         468,000
                                                           ------------    ------------
                                                             30,669,000      28,439,000
Other Assets:

     Loans to officers and employees ...................         70,000          70,000
     Goodwill, net of amortization .....................      9,845,000      10,126,000
     Deferred charges and other assets .................      3,377,000       3,462,000
                                                           ------------    ------------
                                                             13,292,000      13,658,000
                                                           ------------    ------------

               Total Assets ............................   $ 96,189,000    $ 90,796,000
                                                           ============    ============


The accompanying notes are an integral part of the financial statements.



Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets


                                                                          UNAUDITED
                                                              ---------------------------------
                                                              June 29, 1996   December 30, 1995
                                                              -------------   -----------------
Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable ......................................       6,025,000       4,888,000
     Dividends payable .....................................         640,000         673,000
     Salaries, wages and related liabilities ...............       5,487,000       1,295,000
     Federal, state and local taxes ........................         708,000         329,000
     Other accrued liabilities .............................       3,308,000       2,590,000
                                                               -------------    ------------
                  Total Current Liabilities ................      16,168,000       9,775,000


Other noncurrent liabilities:

     Deferred income taxes .................................       1,405,000       1,366,000

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized;
          none issued
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued ..........................       1,210,000       1,210,000
     Additional paid in capital ............................       5,423,000       5,178,000
     Cumulative translation adjustment .....................         655,000         618,000
Unrealized Gains on Marketable Securities ..................         519,000         460,000
     Retained earnings .....................................     103,852,000      97,494,000
     Less:
            Treasury stock, at cost--1,400,836 and 1,144,992
               shares at respective dates ..................     (33,043,000)    (25,305,000)
                                                               -------------    ------------
                     Total Stockholders' Equity ............      78,616,000      79,655,000
                                                               -------------    ------------


           Total Liabilities and Stockholders' Equity ......   $  96,189,000    $ 90,796,000
                                                               =============    ============


The accompanying notes are an integral part of the financial statements.




Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income

                                                                     UNAUDITED                                  UNAUDITED
                                                        ----------------------------------------------------------------------------
                                                                Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                        ----------------------------------------------------------------------------
                                                           June 29,              July 1,             June 29,             July 1,
                                                             1996                 1995                1996                 1995
                                                        --------------       -------------        ------------         ------------
Net Sales ......................................        $ 42,159,000         $ 42,984,000         $ 76,342,000         $ 76,630,000
Cost of Sales ..................................          27,838,000           31,515,000           50,721,000           56,121,000
                                                        ------------         ------------         ------------         ------------
                                                          14,321,000           11,469,000           25,621,000           20,509,000
Selling, administrative and
     development expenses ......................           6,815,000            5,456,000           12,871,000           10,555,000
                                                        ------------         ------------         ------------         ------------
                                                           7,506,000            6,013,000           12,750,000            9,954,000

Interest and dividend income ...................             156,000               30,000              245,000               57,000
Interest expense ...............................                   0              (75,000)              (1,000)            (115,000)
Other income (expense) .........................             (11,000)             (84,000)             (42,000)             (79,000)
                                                        ------------         ------------         ------------         ------------
                                                           7,651,000            5,884,000           12,952,000            9,817,000

Taxes on income ................................           3,122,000            2,359,000            5,282,000            3,936,000
                                                        ------------         ------------         ------------         ------------

     Net Income ................................        $  4,529,000         $  3,525,000         $  7,670,000         $  5,881,000
                                                        ============         ============         ============         ============



Earnings per common and common
     equivalent share

Primary ........................................        $       0.74         $       0.55         $       1.24         $       0.92
                                                        ============         ============         ============         ============


Fully Diluted ..................................        $       0.74         $       0.55         $       1.24         $       0.92
                                                        ============         ============         ============         ============

Cash dividends per
     common share ..............................        $       0.11         $       0.10         $       0.22         $       0.20
                                                        ============         ============         ============         ============

Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary ........................................           6,121,688            6,380,352            6,209,463            6,389,836
                                                        ============         ============         ============         ============


Fully Diluted ..................................           6,121,688            6,380,352            6,209,463            6,392,015
                                                        ============         ============         ============         ============


The accompanying notes are an integral part of the financial statements.






Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
                                                                                          UNAUDITED
                                                                                  -------------------------
                                                                                   Twenty-six Weeks Ended
                                                                                  -------------------------
                                                                                   June 29,       July 1,
                                                                                     1996          1995
                                                                                  ----------     ---------
Operating Activities:

Net income .................................................................   $  7,670,000    $ 5,881,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization .......................................      3,338,000      3,080,000
       Provision for loss on accounts receivable ...........................        474,000        175,000
       Amortization of other noncurrent assets .............................        555,000        513,000
       Loss (gain) on disposal of property, plant and equipment ............        (18,000)        97,000
       Deferred Compensation ...............................................        228,000        152,000
       Changes in deferred income tax accounts .............................         39,000           --
       Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable ...................     (3,147,000)    (6,663,000)
              (Increase) decrease in inventories ...........................     (3,666,000)    (2,168,000)
              (Increase) decrease in other current assets ..................        205,000       (559,000)
              Increase (decrease) in accounts payable ......................      1,133,000     (2,068,000)
              Increase (decrease) in salaries, wages and related liabilities      4,192,000      1,553,000
              Increase (decrease) in other accrued liabilities .............      1,065,000        242,000
                                                                               ------------    -----------

Net Cash Provided by Operating Activities ..................................     12,068,000        235,000


Investing Activities:
Purchases of property, plant and equipment .................................     (6,707,000)    (5,150,000)
Proceeds from sale of property, plant and equipment ........................      1,168,000        974,000
Other asset changes, net ...................................................       (123,000)        24,000
                                                                               ------------    -----------

     Net Cash Used in Investing Activities .................................     (5,662,000)    (4,152,000)


Financing Activities:

Acquisition of treasury shares .............................................     (7,822,000)      (852,000)
Sale of treasury shares ....................................................        101,000        247,000
Cash dividends .............................................................     (1,312,000)    (1,250,000)
Changes in loans to officers and employees .................................           --            6,000
Proceeds of short-term borrowings ..........................................           --        4,500,000
Principal payments on capital lease obligations ............................           --          (27,000)
                                                                               ------------    -----------

      Net Cash Provided by (Used in) Financing Activities ..................     (9,033,000)     2,624,000

Effect of exchange rate changes on Cash ....................................         (8,000)        60,000
                                                                               ------------    -----------


     Decrease in Cash and Cash Equivalents .................................     (2,635,000)    (1,233,000)


Cash and cash equivalents at beginning of year .............................      9,424,000      4,341,000
                                                                               ------------    -----------


     Cash and Cash Equivalents at End of Second Quarter ....................   $  6,789,000    $ 3,108,000
                                                                               ============    ===========


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

2. In the First Quarter 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". This standard provides guidance on reviewing long-lived assets and certain intangibles for impairment. In addition, the standard requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost of disposal. The adoption of this standard has not had a significant impact on the Company's financial statements.

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

4.   The  accompanying   unaudited   consolidated   financial  statements  are
     presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those which are normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's 1995 Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Results of Operations

  During the Second Quarter 1996, Liqui-Box (the "Company") experienced a 7% increase in unit sales and a 2% decrease in net sales dollars compared to the Second Quarter 1995. This net sales decrease is primarily attributable to lower sales prices on most of the Company's products reflecting a decline in the cost of the Company's primary raw material, plastic resin. For the first two quarters of 1996, net sales dollars are flat compared with 1995 while unit sales have increased 8%. The cost of most of the resins the Company uses in the manufacture of its products rose dramatically in late 1994 and early 1995. The cost of many of these resins began to decline from their peaks in Spring 1995; however, as of the end of the Second Quarter 1996, they had not returned to the beginning of 1994 levels.

  Gross profit, as a percentage of net sales, was 34.0% in the Second Quarter 1996 and 26.7% in the Second Quarter 1995. For the first two quarters of 1996, gross profit, as a percentage of net sales, was 33.6% compared to 26.8% in 1995. The increases in gross profit as a percent of net sales are primarily the result of reduced costs due to previous plant consolidations and improved plant operating efficiencies. To a lesser extent, decreases in raw material costs, partly offset by decreased selling prices, also contributed to the increase in the gross profit as a percent of net sales.

  For the Second Quarter of 1996, selling, administrative, and development expenses were 16.2% of sales as compared to 12.7% in the Second Quarter of 1995. For the first six months of 1996, selling, administrative, and development expenses were 16.9% of sales as compared to 13.8% for the first six months of 1995. The increase is primarily the result of increased compensation costs due to the Company's profit sharing plan which includes virtually all United States employees. The increase also reflects an increase in the Company's research and development costs, as well as continued costs associated with the statistical quality improvement project begun by the Company in 1995.

  Income before taxes as a percentage of net sales was 18.1% in the Second Quarter 1996 and 13.7% in the Second Quarter 1995. For the first six months of 1996, income before taxes as a percentage of net sales was 17.0% of sales as compared to 12.8% for the first six months of 1995. These increases are a result of increased gross profits which have been partially offset by the increase in selling, administrative, and development expenses for the first six months of 1996.

  The provision for income taxes was 40.8% of before tax income for the Second Quarter of 1996 and 40.1% for the Second Quarter 1995. On a year-to-date basis, the provision for income taxes was 40.8% in 1996 and 40.1% in 1995. The effective tax rate for the first six months of 1996 is based on the Company's anticipated tax rate for the 1996 fiscal year.

  At the end of the Second Quarter of 1996 and 1995, the Company had no significant backlog of orders, which is industry typical.


  Liquidity and Capital Resources

  Total working capital at June 29, 1996, was $36,060,000 compared to $38,924,000 at December 30, 1995. The ratio of current assets to current liabilities was 3.2 to 1 at the end of the Second Quarter 1996 and 5.0 to 1 at year end 1995. Net cash provided from operations was $12,068,000 for the six months ended June 29, 1996 compared to $235,000 for the six months ended July 1, 1995. The increase in cash provided from operations reflects the improved profitability in the first six months of 1996. Net cash provided from operations for the first six months of 1995 was relatively low reflecting timing differences in the collection of accounts receivable and the payment of accounts payable.

  Net cash used in investing activities was $5,622,000 for the six months ended June 29, 1996 compared to $4,152,000 for the six months ended July 1, 1995. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $9,033,000 for the six months ended June 29, 1996, compared to cash provided of $2,624,000 for the six months ended July 1, 1995. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends.

  The Company's major commitments for capital expenditures as of June 29, 1996 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with The Huntington National Bank.

  Longer-term cash requirements, other than normal operating expenses, are for financing anticipated growth; increasing capacity at existing plants; developing new products and enhancing existing products; dividend payments; and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities, and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 1996.

  There have been no significant changes in capitalization during the first three months of 1996, except for the repurchase of treasury shares in the aggregate amount of $7,822,000 which were acquired throughout the first six months of 1996. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

                          PART II. OTHER INFORMATION

  Item 1-3. Inapplicable

  Item 4.   Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Liqui-Box Corporation was held on April 24, 1996 to elect three directors for terms expiring in 1998. No other matters came before the meeting.

              At the close of business on the record date for the Annual Meeting, 6,117,606 common shares of Liqui-Box Corporation were outstanding and entitled to vote. Common shares present at the meeting by proxy or in person were 5,058,309 or 82.6859%.

              Proposal 1, Election of Directors for term ending in 1998:

                                                                   Abstain &
                                                                    Broker
                                            For       Withheld     Non-Votes
                                         ---------    --------     ---------

              Samuel B. Davis            4,948,791    109,608         0
              Robert S. Hamilton         4,948,465    109,934         0
              Russell M. Gertmenian      4,950,659    107,740         0


                   Directors  whose terms of office continue after the  Annual
              Meeting are Jeanette A. Davis, Carl J. Aschinger, Jr., Peter J. Linn and C. William McBee.

  Item 5.   Inapplicable

  Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibit Index

                 Exhibit 11. Statement Re Computation of Earnings Per Share
                             (page 11)

                 Exhibit 27. Financial Data Schedule (page 12)

               (b) No reports on Form 8-K were filed during the quarter ended June 29, 1996.



                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LIQUI-BOX CORPORATION
                                                         (Registrant)


  Date  August 12, 1996                By  /s/ Juan Jose Perez
                                           ___________________________________
                                               Juan Jose Perez
                                               Vice President - Administration
                                               (Duly Authorized Officer)


  Date  August 12, 1996                By  /s/ James B. Holloway
                                           ___________________________________
                                               James B. Holloway
                                               Controller
                                               (Principal Accounting Officer)