Form 10-Q
period 1996-09-28
LIQUI BOX CORP
filed 1996-11-12
CIK 216430

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended September 28, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to____________________


Commission File Number 0-8514


                             LIQUI-BOX CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                           31-0628033
---------------------------------                       --------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification  No.)

  6950 Worthington-Galena Road, Worthington, Ohio              43085
  -----------------------------------------------            ----------
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (614) 888-9280

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 6, 1996
--------------------------                      -------------------------------
Common Stock, no par value                              5,856,483 shares


                           Exhibit Index at Page 10
                                 Page 1 of 13

                             LIQUI-BOX CORPORATION

                                     INDEX



                                                                      Page No.
--------------------------------------------------------------------------------


  Part I - Financial Information:

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
            September 28, 1996 and December 30, 1995                    3-4

          Condensed Consolidated Statements of Income
            For the thirteen and thirty-nine week periods ended
            September 28, 1996 and September 30, 1995                     5

          Condensed Consolidated Statements of Cash Flows
            For the thirty-nine week periods ended
            September 28, 1996 and September 30, 1995                     6

          Notes to Condensed Consolidated Financial Statements            7


  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-9


  Part II - Other Information - Items 1-6                                10

          Signatures                                                     11

          Exhibit 11 - Statement Re Computation of Earnings Per Share    12


          Exhibit 27 - Financial Data Schedule                           13




Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                       UNAUDITED
                                                       ---------------------------------------

                                                       September 28, 1996    December 30, 1995
                                                       ------------------    -----------------
Assets

Current Assets:

     Cash and cash equivalents                             $  13,159,000    $  9,424,000


     Accounts receivable:
          Trade, net of allowance for doubtful accounts
            of $928,000 and $679,000 at respective dates      20,866,000      16,788,000
          Other                                                  704,000       1,511,000
                                                           -------------    ------------
                                                              21,570,000      18,299,000


     Inventories:
          Raw materials and supplies                          10,359,000       9,003,000
          Work in process                                      5,730,000       5,534,000
          Finished goods                                       4,859,000       4,035,000
                                                           -------------    ------------
                                                              20,948,000      18,572,000


     Other current assets                                      2,164,000       2,404,000
                                                           -------------    ------------
               Total Current Assets                           57,841,000      48,699,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements                      9,508,000       9,243,000
     Equipment and vehicles                                   58,791,000      56,355,000
     Equipment leased to customers                            18,870,000      17,548,000
          Less accumulated depreciation                      (61,562,000)    (57,140,000)
                                                           -------------    ------------
                                                              25,607,000      26,006,000
          Construction in process                              5,851,000       1,965,000
          Land                                                   468,000         468,000
                                                           -------------    ------------
                                                              31,926,000      28,439,000
Other Assets:

     Loans to officers and employees                              70,000          70,000
     Goodwill, net of amortization                             9,725,000      10,126,000
     Deferred charges and other assets                         3,336,000       3,462,000
                                                           -------------    ------------
                                                              13,131,000      13,658,000
                                                           -------------    ------------

               Total Assets                                $ 102,898,000    $ 90,796,000
                                                           =============    ============



The accompanying notes are an integral part of the financial statements.


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets



                                                                            UNAUDITED
                                                              -------------------------------------

                                                              September 28, 1996  December 30, 1995
                                                              ------------------  -----------------
Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable                                                6,350,000       4,888,000
     Dividends payable                                                 767,000         673,000
     Salaries, wages and related liabilities                         5,747,000       1,295,000
     Federal, state and local taxes                                  1,775,000         329,000
     Other accrued liabilities                                       3,330,000       2,590,000
                                                                 -------------    ------------
                  Total Current Liabilities                         17,969,000       9,775,000


Other noncurrent liabilities:

     Deferred income taxes                                           1,430,000       1,366,000

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized;
          none issued
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued                                    1,210,000       1,210,000
     Additional paid in capital                                      6,489,000       5,178,000
     Cumulative translation adjustment                                 758,000         618,000
     Unrealized Gains on Marketable Securities                         543,000         460,000
     Retained earnings                                             107,823,000      97,494,000
     Less:
            Treasury stock, at cost -- 1,372,780 and 1,144,992
               shares at respective dates                          (33,324,000)    (25,305,000)
                                                                 -------------    ------------
                     Total Stockholders' Equity                     83,499,000      79,655,000
                                                                 -------------    ------------


           Total Liabilities and Stockholders' Equity            $ 102,898,000    $ 90,796,000
                                                                 =============    ============



The accompanying notes are an integral part of the financial statements.



Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income

                                              UNAUDITED                        UNAUDITED
                                   ------------------------------   ------------------------------
                                        Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                   ------------------------------   ------------------------------
                                   September 28,    September 30,   September 28,    September 30,
                                       1996             1995            1996             1995
                                    ------------    ------------    -------------    -------------
Net sales                           $ 44,549,000    $ 48,230,000    $ 120,891,000    $ 124,860,000
Cost of sales                         30,578,000      34,999,000       81,299,000       91,120,000
                                    ------------    ------------    -------------    -------------
                                      13,971,000      13,231,000       39,592,000       33,740,000
Selling, administrative and
     development expenses              6,148,000       6,166,000       19,019,000       16,721,000
                                    ------------    ------------    -------------    -------------
                                       7,823,000       7,065,000       20,573,000       17,019,000

Interest and dividend income             110,000          67,000          355,000          124,000
Interest expense                          (4,000)        (84,000)          (5,000)        (199,000)
Other income (expense)                   (29,000)          3,000          (71,000)         (76,000)
                                    ------------    ------------    -------------    -------------
                                       7,900,000       7,051,000       20,852,000       16,868,000

Taxes on income                        3,162,000       2,828,000        8,444,000        6,764,000
                                    ------------    ------------    -------------    -------------

     Net Income                     $  4,738,000    $  4,223,000    $  12,408,000    $  10,104,000
                                    =============   ============    =============    =============


Earnings per common and common
     equivalent share

     Primary                        $       0.78    $       0.66    $        2.01    $        1.59
                                    =============   ============    =============    =============


     Fully diluted                  $       0.78    $       0.66    $        2.01    $        1.59
                                    =============   ============    =============    =============

Cash dividends per
     common share                   $       0.13    $       0.11    $        0.35    $        0.31
                                    =============   ============    =============    =============

Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

     Primary                           6,058,031       6,357,224        6,158,986        6,363,843
                                    =============   ============    =============    =============


     Fully diluted                     6,072,974       6,357,224        6,163,967        6,363,843
                                    =============   ============    =============    =============




The accompanying notes are an integral part of the financial statements.


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                                         UNAUDITED
                                                                              ------------------------------
                                                                                 Thirty-nine weeks ended
                                                                              ------------------------------
                                                                              September 28,    September 30,
                                                                                  1996             1995
                                                                              -------------    -------------
Operating Activities:

Net income                                                                     $ 12,408,000    $ 10,104,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                              4,909,000       4,599,000
       Provision for loss on accounts receivable                                    474,000         185,000
       Amortization of other noncurrent assets                                      721,000         849,000
       Loss (gain) on disposal of property, plant and equipment                     (20,000)              0
       Deferred compensation                                                        341,000         328,000
       Changes in deferred income tax accounts                                       64,000               0
       Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                         (3,707,000)     (7,066,000)
              (Increase) decrease in inventories                                 (2,325,000)      2,511,000
              (Increase) decrease in other current assets                           223,000        (423,000)
              Increase (decrease) in accounts & dividends payable                 1,524,000      (1,317,000)
              Increase (decrease) in salaries, wages and related liabilities      4,451,000       2,538,000
              Increase (decrease) in other accrued liabilities                    2,189,000        (311,000)
                                                                               ------------    ------------

Net Cash Provided by Operating Activities                                        21,252,000      11,997,000


Investing Activities:
Purchases of property, plant and equipment                                       (9,777,000)     (8,612,000)
Proceeds from sale of property, plant and equipment                               1,445,000       2,870,000
Other asset changes, net                                                            (55,000)         92,000
                                                                               ------------    ------------

     Net Cash Used in Investing Activities                                       (8,387,000)     (5,650,000)


Financing Activities:

Acquisition of treasury shares                                                  (10,219,000)     (1,780,000)
Sale of common shares                                                             3,170,000         315,000
Cash dividends                                                                   (2,079,000)     (1,935,000)
Changes in loans to officers and employees                                                0           6,000
Proceeds of short-term borrowings                                                         0       4,500,000
Repayment of short and long-term borrowings                                               0      (4,000,000)
Principle payments on capital lease obligations                                           0         (28,000)
                                                                               ------------    ------------

      Net Cash Provided by (Used in) Financing Activities                        (9,128,000)     (2,922,000)

Effect of exchange rate changes on Cash                                              (2,000)         93,000
                                                                               ------------    ------------


     Increase in Cash and Cash Equivalents                                        3,735,000       3,518,000


Cash and cash equivalents at beginning of year                                    9,424,000       4,341,000
                                                                               ------------    ------------


     Cash and Cash Equivalents at End of First Quarter                         $ 13,159,000    $  7,859,000
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

4. The Company has guaranteed debt obligations of certain officers and employees totaling $3,050,000 as of September 28, 1996.

5.   The  accompanying   unaudited   consolidated   financial  statements  are
     presented in accordance with the requirements for Form 10-Q and consequently do not include all the disclosures normally required by generally accepted accounting principles or those which are normally made in the Company's annual Form 10-K filing. Reference should be made to the Company's 1995 Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

During the Third Quarter 1996, Liqui-Box (the "Company") experienced a 7.6% decrease in net sales dollars, while unit sales remained flat, compared to the Third Quarter 1995. For the first three quarters of 1996, net sales dollars have declined 3.2% compared with 1995 while unit sales have increased 4.7%. This net sales decrease is primarily attributable to the elimination of certain business that the Company felt was marginal, combined, to a lesser extent, with lower sales prices on most of the Company's products reflecting a decline in the cost of the Company's primary raw material, plastic resin.

Gross profit, as a percentage of net sales, was 31.4% in the Third Quarter 1996 and 27.4% in the Third Quarter 1995. For the first three quarters of 1996, gross profit, as a percentage of net sales, was 32.8% compared to 27.0% in 1995. The increases in gross profit as a percent of net sales are primarily the result of reduced costs related to previous plant consolidations and improved plant operating efficiencies. To a lesser extent, decreases in raw material costs, partly offset by decreased selling prices, also contributed to the increase in the gross profit as a percent of net sales.

For the Third Quarter of 1996, selling, administrative, and development expenses were 13.6% of sales as compared to 12.8% in the Third Quarter of 1995. For the first nine months of 1996, selling, administrative, and development expenses were 15.6% of sales as compared to 13.4% for the first nine months of 1995. The increase is primarily the result of increased compensation costs due to the Company's profit sharing plan which includes virtually all United States employees. To a lesser extent, the increase also reflects an increase in the Company's research and development costs.

Income before taxes as a percentage of net sales was 17.7% in the Third Quarter 1996 and 14.6% in the Third Quarter 1995. For the first nine months of 1996, income before taxes as a percentage of net sales was 17.2% of sales as compared to 13.5% for the first nine months of 1995. These increases are a result of increased gross profits which have been partially offset by the increase in selling, administrative, and development expenses for the first nine months of 1996.

The provision for income taxes was 40.0% of before tax income for the Third Quarter of 1996 and 40.1% for the Third Quarter 1995. On a year-to-date basis, the provision for income taxes was 40.5% in 1996 and 40.1% in 1995. The effective tax rate for the first nine months of 1996 is based on the Company's anticipated tax rate for the 1996 fiscal year.

At the end of the Third Quarter of 1996 and 1995, the Company had no significant backlog of orders, which is industry typical.


Liquidity and Capital Resources

Total working capital at September 28, 1996, was $39,872,000 compared to $38,924,000 at December 30, 1995. The ratio of current assets to current liabilities was 3.2 to 1 at the end of the Third Quarter 1996 and 5.0 to 1 at year end 1995. Net cash provided from operations was $21,252,000 for the nine months ended September 28, 1996 compared to $11,997,000 for the nine months ended September 30, 1995. The increase in cash provided from operations reflects the improved profitability in the first nine months of 1996, as well as the timing of payment of various operating expenses.

Net cash used in investing activities was $8,387,000 for the nine months ended September 28, 1996 compared to $5,650,000 for the nine months ended September 30, 1995. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $9,128,000 for the nine months ended September 28, 1996, compared to $2,922,000 for the nine months ended September 30, 1995. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends.

The Company's major commitments for capital expenditures as of September 28, 1996 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with The Huntington National Bank.

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

There have been no significant changes in capitalization during the first nine months of 1996, except for the repurchase of and issuance of treasury shares. The aggregate amount of purchase of treasury shares has been $10,219,000 which were acquired throughout the first nine months of 1996. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. In July 1996, the Company issued 112,000 common shares to certain officers and employees at an aggregated cash purchase price of $3,170,000. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

                          PART II. OTHER INFORMATION



Items 1-5.  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit Index

                 Exhibit 11. Statement Re Computation of Earnings Per Share
                             (page 11)

                 Exhibit 27. Financial Data Schedule (page 12)

            (b) No reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    LIQUI-BOX CORPORATION
                                                    ---------------------
                                                        (Registrant)



Date   November 11, 1996               By /s/ Juan Jose Perez
                                          ------------------------------------
                                              Juan Jose Perez
                                              Vice President - Administration
                                              (Duly Authorized Officer)


Date   November 11, 1996               By /s/ James B. Holloway
                                          ------------------------------------
                                              James B. Holloway
                                              Controller
                                              (Principal Accounting Officer)