Form 10-K
period 1996-12-28
LIQUI BOX CORP
filed 1997-03-31
CIK 216430

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year (fifty-two weeks) ended December 28, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            N/A   to   N/A               .
                               -----------------------------------------

                          Commission File Number 0-8514
                                                 ------

                              LIQUI-BOX CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                              31-0628033
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6950 Worthington-Galena Road, Worthington, Ohio              43085
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (614) 888-9280
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                            -------

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, No Par Value (5,814,398 outstanding at February 25, 1997)
    ------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the NASDAQ National Market System on February 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $119,336,000.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page

                                  Page 1 of

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

The Company and its subsidiaries operate 11 manufacturing plants in the United States and Europe. Through licensees, agents and direct exporters, Liqui-Box serves markets in many countries worldwide.

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

In 1996, the Company maintained its position in its principal markets of beverage, processed foods and specialty industrial products. In addition, the two premium drinking water products under the Alaskan Falls label, introduced in 1991, showed improvement in sales and continue to be introduced onto retail shelves in selected Midwestern states

COMPETITION - The plastic packaging market is large and highly fragmented. There are numerous competitors and the major markets in which the Company sells its products are very competitive. These products are in competition with similar products produced by other manufacturers, and in some instances, with products produced by other industries from other raw materials.

The plastic packaging industry is, therefore, highly price competitive. A substantial number of manufacturers compete in the national and international markets. None are considered to be dominant. According to information in the public domain, Liqui-Box supplies less than one percent of the total plastic packaging market in the United States.

While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material effect on the Company's business. The risk associated with such a potential loss is mitigated by an exclusive 10 year supply agreement between the Company and The Perrier Group of America. Sales to this customer constituted 18%, 17% and 15% of total sales in 1996, 1995 and 1994, respectively.

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

R & D expenditures in 1996, 1995 and 1994 were $1,856,000, $1,265,000 and
$2,151,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

Information on research and development can also be found on Pages    and
[Management's Discussion and Analysis] and on Page   [Note 1, Accounting
Policies, of the Notes to Consolidated Financial Statements] of the 1996 Annual Report and is incorporated herein by reference.

PATENTS AND LICENSES - Liqui-Box holds and maintains patents for packaging design, fitments and packaging equipment which are used by the Company in its production and which are also licensed to other manufacturers. Revenues from royalties from these patents and licenses are not material to the total revenues of the Company.

ENVIRONMENT - Consumer recognition of environmental friendliness of liquid plastic packaging systems is growing. Compared to a conventional 5-gallon plastic pail, the 5-gallon plastic bag-in-box reduces total plastic use by 90 percent. An empty, collapsed 5-gallon bag requires a small fraction of the disposal space of a comparable number of No. 10 cans, five wide-mouth one gallon jars or one 5-gallon pail occupy. The corrugated box used to transport and store packaged liquids is completely recyclable. Liqui-Box utilizes proper recycling codes on all of its products for quick identification in community recycling programs.

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

EMPLOYEES - Liqui-Box employed 730 individuals in its operations throughout the United States and in Europe on December 28, 1996. Approximately 2% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employee group to be an asset.

FOREIGN OPERATIONS AND SALES - The Company's European operations constituted 12% of consolidated net sales, less than 10% of consolidated income before taxes and 22% of consolidated identifiable assets as of and for the year ended December 28, 1996. European operations constituted 13% of net sales, less than 10% of consolidated income before taxes and 24% of identifiable assets as of and for the year ended December 30, 1995. Further information can be found on page
[Note 9 of the Notes to Consolidated Financial Statements] of the 1996 Annual Report and is incorporated herein by reference.

Item 2. Properties:

At December 28, 1996, the Company owned or leased property at eighteen (18) locations for manufacturing, warehousing, and offices with a total of approximately 659,000 square feet of floor space. The following table summarizes the properties owned or leased.

                                             Approximate              Owned              Expiration
                                             Floor Space               or                  Date of
Use and Location:                             (Sq. Ft.)              Leased                 Lease
-----------------                            -----------             ------              ----------
 Executive offices, research and
        manufacturing:
        Worthington, Ohio                      63,000                 Owned                 N/A
 Manufacturing:
        Ashland, Ohio                          26,000                Leased          Less than 1 year
        Ashland, Ohio                          22,000                 Owned                 N/A
        Houston, Texas                         33,000                Leased                1999
        Elk Grove, California                  36,000                Leased                1997
        Elkton, Maryland                       40,000                Leased                2015
        Auburn, Massachusetts                  30,000                Leased                1998
        New Albany, Indiana                    61,000                 Owned                 N/A
        Ontario, California                    61,000                Leased                2003
        Upper Sandusky, Ohio                   40,000                Leased                2001
        Lake Wales, Florida                     8,000                 Owned                 N/A
        Lake Wales, Florida                     4,000                 Owned                 N/A
        Sacramento, California                 74,000                Leased                2002
        Sacramento, California                 24,000                Leased          Less than 1 year
        Allentown, Pennsylvania                40,000                Leased                2006
        Romiley, England                       53,000                Leased                2006
        Romiley, England                       12,000                Leased                2006

 Warehouse and other:
        Columbus, Ohio (storage)               32,000                 Owned                 N/A

The Company believes that its properties, plant, and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options which the Company expects to exercise to maintain its operations at the facilities.

Item 3. Legal Proceedings:

See page     [Note 5 of the Notes to Consolidated Financial Statements] of the
1996 Annual Report and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

                  Not applicable

Executive Officers of the Registrant:
-------------------------------------

The names, ages, and positions of all of the executive officers of Liqui-Box, as of February 25, 1997, are listed below along with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

       Name                        Age                    Title
       --------------------------------------------------------

       Samuel B. Davis (1)         55           Chairman of the Board, Chief
                                                Executive Officer, President,
                                                Treasurer and Director

       Robert S. Hamilton (2)      68           Vice Chairman of the Board and
                                                Director

       Peter J. Linn (3)           55           Secretary and Director

       C. William McBee (4)        54           Vice President, Manufacturing
                                                and Director

       Samuel N. Davis (5)         32           Vice President, Development

       Joseph F. Pranckus (6)      36           Vice President, Sales

(1) Samuel B. Davis has been Chairman of the Board, Chief Executive Officer and Treasurer since August, 1982. Mr. Davis became President in September, 1991 upon the retirement of Robert S. Hamilton.

(2) Robert S. Hamilton has been Vice Chairman of the Board since July, 1989. Mr. Hamilton was President and Chief Operating Officer from April, 1984 to September, 1991 with a period of retirement from January, 1990 to May, 1990 and another period of retirement from September, 1991 until May, 1995.

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

(5) Samuel N. Davis became Vice President, Development and an executive officer in April, 1996. From September, 1995 until April, 1996 Mr. Davis held the position of Special Projects Coordinator. From January, 1993 through August, 1995, Mr. Davis was a manager of Zacchaeus Clothiers, Columbus, Ohio, a clothing retailer. Prior to January, 1993, Mr. Davis held various offices with Liqui-Box.

(6) Joseph F. Pranckus became Vice President, Sales and an executive officer in October, 1996. Mr. Pranckus held the position of National Sales Manager from March, 1996 until October, 1996. Prior to March, 1996, Mr. Pranckus held various sales management positions with Liqui-Box.

                                     PART II

                                                                      Pages
                                                                      -----
The following items are incorporated
herein by reference from the indicated
pages of the 1996 Annual Report:

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

Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                       No response required

                                    PART III

The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting filed pursuant to Regulation
14A of the Securities Exchange Act of 1934.



Item 10.  Directors and Executive Officers of                        3 - 4
          the Registrant
          In addition, certain information
          concerning the executive officers of
          the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K, entitled
          "Executive Officers of the Registrant".



Item 11.  Executive Compensation                                     7 - 11
          Neither the Report of the Board of
          Directors and Stock Option Committee
          on executive compensation, nor the
          performance graph included in the
          Registrant's definitive Proxy Statement
          for its 1997 Annual Meeting, are
          incorporated herein by reference.

Item 12.  Security Ownership of Certain                            2 - 3
          Beneficial Owners and Management



Item 13.  Certain Relationships and Related Transactions         4 and 11

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)(1) The following consolidated financial statements of Liqui-Box Corporation and Subsidiaries, included in the Registrant's 1996 Annual Report, are incorporated by reference in Item 8 and filed as Exhibit 13 to this report. The page numbers indicate the location of the consolidated financial statements in the Registrant's 1996 Annual Report.

              Consolidated Balance Sheets
              --December 28, 1996 and December 30, 1995           16-17


              Consolidated Statements of Income
              --Fifty-two weeks ended December 28, 1996,
                Fifty-two weeks ended December 30, 1995 and
                Fifty-two weeks ended December 31, 1994             18

              Consolidated Statements of Cash Flows
              --Fifty-two weeks ended December 28, 1996,
                Fifty-two weeks ended December 30, 1995 and
                Fifty-two weeks ended December 31, 1994             19

              Consolidated Statements of Stockholders' Equity
              --Fifty-two weeks ended December 28, 1996,
                Fifty-two weeks ended December 30, 1995 and
                Fifty-two weeks ended December 31, 1994            20-21

              Notes to Consolidated Financial Statements           22-29

              Report of Independent Auditors                        30

         Report of Independent Auditors.  The page number
         indicates the location in this Form 10-K             52

(a)(2) The following consolidated financial statement schedules of Liqui-Box Corporation and Subsidiaries are included in Item 14(d). The page number indicates the location in this Form 10-K.

              II -  Valuation and Qualifying Accounts               9


Schedules other than those listed above are omitted because they are not required or are not applicable.

(a)(3) Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.                         Description                                                        Pages
------------------------------------------------------------------------------------------------------------
   10A-B                            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
---------------------------------------------------------------------------------
   10A            1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's
                  Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities
                  and Exchange Commission ( Exhibit 19(a)) (File number 0-8514).                                   N/A

   10B            Summary of Profit Participation Program is incorporated by reference to the
                  Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the
                  Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).                           N/A

   11             Computation of Per Share Earnings                                                       54

   13             Annual Report to Shareholders for the fiscal year ended December 28, 1996                        11-51

   21             Subsidiaries of the Registrant                                                                   70

   23A            Independent Auditors Consent and Report on Schedule (Deloitte & Touche LLP)                      71

   23B            Consent of Independent Auditors (Ernst & Young LLP)                                              72

   24             Powers of Attorney                                                                               73-79

   27             Financial Data Schedule                                                                          80


(b)      No report on Form 8-K was filed during the fourteen weeks ended December 28, 1996.                        N/A

(c)      Exhibits filed with this Annual Report on Form 10-K are attached hereto.
         See Index to Exhibits at page 53.

(d)      Financial Statement Schedules -- See Item 14.(a)(2)


                                        8

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                (amounts rounded to the nearest thousand dollars)

                     LIQUI-BOX CORPORATION AND SUBSIDIARIES

            Column A                       Column B                  Column C                    Column D              Column E

                                                                    Additions
                                                       -----------------------------------
                                        Balance at       Charged to           Charged                                 Balance at
                                        Beginning         Costs and           to Other                                  End of
           Description                  of Period          Expenses           Accounts         Deductions (1)           Period
----------------------------------   ----------------  ----------------   ----------------  -------------------    ---------------
Reserves deducted from assets:

Fifty-two weeks ended
December 28, 1996:
  Allowance for
      doubtful accounts                 $  679,000      $    747,000                        $   (684,000)             $  742,000

Fifty-two weeks ended
December 30, 1995:
  Allowance for
      doubtful accounts                 $  594,000      $    723,000                        $   (638,000)             $  679,000

Fifty-two weeks ended
December 31, 1994:
  Allowance for
      doubtful accounts                 $  635,000      $    580,000                        $   (621,000)             $  594,000


(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LIQUI-BOX CORPORATION

     Date:        3/21/97                      By:  *  Samuel B. Davis
           -----------------------               ---------------------------
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


      Date:     3/21/96                     By:  *  Samuel B. Davis
           -----------------------               ---------------------------
                                                       Samuel B. Davis
                                                 Chairman of the Board, Chief
                                                 Executive Officer, President,
                                                 Treasurer and Director
                                                (Principal Executive and
                                                   Financial Officer)


      Date:     3/25/97                     By:  *  Jeanette A. Davis
           -----------------------               ---------------------------
                                                  Jeanette A. Davis
                                                  Director


      Date:     3/19/97                     By:  *  Robert S. Hamilton
           -----------------------               ---------------------------
                                                  Robert S. Hamilton
                                                  Vice Chairman and Director


      Date:     3/21/97                     By:  * Peter J. Linn
           -----------------------               ---------------------------
                                                  Peter J. Linn
                                                  Secretary and Director


      Date:     3/20/97                     By:  * C. William McBee
           -----------------------               ---------------------------
                                                  C. William McBee
                                                  Director


      Date:     3/21/97                     By:  *  Carl J. Aschinger, Jr.
           -----------------------               ---------------------------
                                                 Carl J. Aschinger, Jr.
                                                 Director


      Date:     3/25/97                     By:  *  Russell M. Gertmenian
           -----------------------               ---------------------------
                                                 Russell M. Gertmenian
                                                 Director


      Date:     3/19/97                     By:  *  James B. Holloway
           -----------------------               ---------------------------
                                                 James B. Holloway
                                                 Controller

         -----------------------



Date:           3/27/97                    *By:  /S/ C. William McBee
           -----------------------               ---------------------------
                                                 C. William McBee
                                                 Attorney in Fact

                                Index to Exhibits

          Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.                                    Description                                                       Pages
-----------------------------------------------------------------------------------------------------------------------
   10A            1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's
                  Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities
                  and Exchange Commission ( Exhibit 19(a)) (File number 0-8514).                                   N/A

   10B            Summary of Profit Participation Program is incorporated by reference to the
                  Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the
                  Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).                           N/A

   11             Computation of Per Share Earnings                                                                54

   13             Annual Report to Shareholders for the fiscal year ended December 28, 1996                        11-51

   21             Subsidiaries of the Registrant                                                                   70

   23A            Independent Auditors Consent and Report on Schedule (Deloitte & Touche LLP)                      71

   23B            Consent of Independent Auditors (Ernst & Young LLP)                                              72

   24             Powers of Attorney                                                                               73-79

   27             Financial Data Schedule                                                                          80


