Form 10-Q
period 1997-03-29
LIQUI BOX CORP
filed 1997-05-13
CIK 216430

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended March 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________________to__________________


                          Commission File Number 0-8514


                              LIQUI-BOX CORPORATION
            _______________________________________________________
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes __X__    No _____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                                  Outstanding at May 5, 1997
   __________________________                       __________________________
   Common Stock, no par value                            5,749,941 shares



                             Exhibit Index at Page 9
                                  Page 1 of 12

                              LIQUI-BOX CORPORATION

                                      INDEX


                                                                        Page No.

   Part I - Financial Information:

   Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                  March 29, 1997 and December 28, 1996                  3-4

               Condensed Consolidated Statements of Income
                  For the thirteen week periods ended
                  March 29, 1997 and March 30, 1996                       5

               Condensed Consolidated Statements of Cash Flows
                  For the thirteen week periods ended
                  March 29, 1997 and March 30, 1996                       6

               Notes to Condensed Consolidated Financial Statements       7


   Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         8-9


   Part II - Other Information - Items 1-6                                9


               Signatures                                                10

               Exhibit 11 - Statement Re Computation of
                            Earnings Per Share                           11


               Exhibit 27 - Financial Data Schedule                      12


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                         UNAUDITED
                                                              -----------------------------------

                                                              March 29, 1997    December 28, 1996
Assets
Current Assets:

     Cash and cash equivalents                                $  18,227,000       $  15,248,000


     Accounts receivable:
          Trade, net of allowance for doubtful accounts
            of $788,000 and $742,000 at respective dates         15,358,000          16,265,000
          Other                                                     712,000           1,141,000
                                                              -------------       -------------
                                                                 16,070,000          17,406,000


     Inventories:
          Raw materials and supplies                              9,501,000           8,869,000
          Work in process                                         4,122,000           4,194,000
          Finished goods                                          5,341,000           4,491,000
                                                              -------------       -------------
                                                                 18,964,000          17,554,000


     Other current assets                                         1,630,000           1,517,000
                                                              -------------       -------------
               Total Current Assets                              54,891,000          51,725,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements                         9,667,000           9,872,000
     Equipment and vehicles                                      63,007,000          62,469,000
     Equipment leased to customers                               20,128,000          18,940,000
          Less accumulated depreciation                         (63,940,000)        (62,494,000)
                                                              -------------       -------------
                                                                 28,862,000          28,787,000
          Construction in process                                 7,271,000           5,584,000
          Land                                                      658,000             658,000
                                                              -------------       -------------
                                                                 36,791,000          35,029,000
Other Assets:

     Goodwill, net of amortization                                9,556,000           9,857,000
     Deferred charges and other assets                            3,236,000           3,405,000
                                                              -------------       -------------
                                                                 12,792,000          13,262,000
                                                              -------------       -------------

               Total Assets                                   $ 104,474,000       $ 100,016,000
                                                              =============       =============




The accompanying notes are an integral part of the financial statements.


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets



                                                                                UNAUDITED
                                                                  -------------------------------------
                                                                  March 29, 1997      December 28, 1996
                                                                  --------------      -----------------
Liabilities and Stockholders' Equity
Current Liabilities:

     Accounts payable                                                 9,149,000           6,640,000
     Dividends payable                                                  750,000             758,000
     Salaries, wages and related liabilities                          3,193,000           1,696,000
     Federal, state and local taxes                                     159,000           1,059,000
     Other accrued liabilities                                        5,018,000           4,104,000
                                                                  -------------       -------------
                  Total Current Liabilities                          18,269,000          14,257,000


Other noncurrent liabilities:

     Deferred income taxes                                            1,554,000           1,379,000

Commitments and Contingencies                                              --                  --

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized; none issued                         --                  --
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued                                     1,210,000           1,210,000
     Additional paid in capital                                       6,765,000           6,615,000
     Cumulative translation adjustment                                1,256,000           1,986,000
Unrealized Gains on Marketable Securities                               598,000             605,000
     Retained earnings                                              111,439,000         109,175,000
     Less:
            Treasury stock, at cost--1,473,809 and 1,432,203
               shares at respective dates                           (36,617,000)        (35,211,000)
                                                                  -------------       -------------
                     Total Stockholders' Equity                      84,651,000          84,380,000
                                                                  -------------       -------------


           Total Liabilities and Stockholders' Equity             $ 104,474,000       $ 100,016,000
                                                                  =============       =============


The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income



                                                  UNAUDITED
                                       -------------------------------
                                            Thirteen Weeks Ended
                                       -------------------------------
                                         March 29,          March 30,
                                           1997               1996


Net Sales                              $ 33,958,000       $ 34,183,000
Cost of Sales                            23,336,000         22,883,000
                                       ------------       ------------
                                         10,622,000         11,300,000
Selling, administrative and
     development expenses                 5,616,000          6,056,000
                                       ------------       ------------
                                          5,006,000          5,244,000

Interest income                             155,000             89,000
Interest expense                             (8,000)            (1,000)
Other income (expense)                      247,000            (31,000)
                                       ------------       ------------
                                          5,400,000          5,301,000

Taxes on income                           2,209,000          2,160,000
                                       ------------       ------------

     Net Income                        $  3,191,000       $  3,141,000
                                       ============       ============


Earnings per common and common
     equivalent share

Primary                                $       0.53       $       0.50
                                       ============       ============

Fully Diluted                          $       0.53       $       0.50
                                       ============       ============
Cash dividends per
     common share                      $       0.13       $       0.11
                                       ============       ============
Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary                                   6,003,253          6,297,238
                                       ============       ============


Fully Diluted                             6,006,638          6,297,238
                                       ============       ============


The accompanying notes are an integral part of the financial statements.


Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
                                                                                               UNAUDITED
                                                                                     -----------------------------
                                                                                         Thirteen Weeks Ended

                                                                                     March 29,          March 30,
                                                                                       1997               1996
                                                                                     ---------          ---------

Operating Activities:

Net income                                                                        $  3,191,000       $  3,141,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                 2,040,000          1,644,000
       Provision for loss on accounts receivable                                       114,000            256,000
       Amortization of other noncurrent assets                                         140,000            268,000
       Loss (gain) on disposal of property, plant and equipment                       (258,000)            (7,000)
       Deferred Compensation                                                           109,000            118,000
       Changes in deferred income tax accounts                                         175,000             25,000
       Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                             1,221,000           (731,000)
              (Increase) decrease in inventories                                    (1,409,000)        (4,619,000)
              (Increase) decrease in other current assets                             (113,000)           (54,000)
              Increase (decrease) in accounts payable                                2,512,000          5,922,000
              Increase (decrease) in salaries, wages and related liabilities         1,497,000          1,631,000
              Increase (decrease) in other accrued liabilities                           7,000          1,045,000
                                                                                  ------------       ------------

Net Cash Provided by Operating Activities                                            9,226,000          8,639,000


Investing Activities:
Purchases of property, plant and equipment                                          (4,317,000)        (3,095,000)
Proceeds from sale of property, plant and equipment                                    593,000            223,000
Other asset changes, net                                                               317,000            (61,000)
                                                                                  ------------       ------------

     Net Cash Used in Investing Activities                                          (3,407,000)        (2,933,000)


Financing Activities:

Acquisition of treasury shares                                                      (1,406,000)        (1,328,000)
Exercise of stock options, including tax benefit                                        46,000             51,000
Cash dividends                                                                        (750,000)          (668,000)
                                                                                  ------------       ------------

      Net Cash Used in Financing Activities                                         (2,110,000)        (1,945,000)

Effect of exchange rate changes on Cash                                               (730,000)            52,000
                                                                                  ------------       ------------


     Increase in Cash and Cash Equivalents                                           2,979,000          3,813,000


Cash and cash equivalents at beginning of year                                      15,248,000          9,424,000
                                                                                  ------------       ------------


     Cash and Cash Equivalents at End of First Quarter                            $ 18,227,000       $ 13,237,000
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

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 1997 presentation.

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "EARNINGS PER SHARE" which simplifies the rules for computing earnings per share (EPS) and makes U.S. requirements compatible with international standards. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in a manner similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Although earlier application is not permitted, prior-period EPS data is required to be restated in financial statements after application of the standard. Using the new standard, the Company's basic EPS were $.55 and $.51 per common share for the periods ended March 29, 1997 and March 30, 1996, respectively.

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q for interim reporting purposes. Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

During the First Quarter 1997, Liqui-Box Corporation and its subsidiaries (the "Company") experienced sales comparable to the First Quarter 1996 in terms of units and dollars. Unit sales increased 2% and dollar sales decreased 1%.

Gross profit, as a percentage of net sales, was 31.3% in the First Quarter 1997 and 33.1% in the First Quarter 1996. The decrease in gross profit as a percent of net sales is primarily the result of a change in product mix.

For the First Quarter of 1997, selling, administrative, and development expenses were 16.5% of sales as compared to 17.7% in the First Quarter of 1996. The decrease is primarily the result of the Company's continuing efforts to control costs. In addition, the Company sold a warehouse facility with a gain of $260,000 during the First Quarter 1997. This amount is included other income on the financial statements.

Income before taxes as a percentage of net sales was 15.9% in the First Quarter 1997 and 15.5% in the First Quarter 1996.

The provision for income taxes was 40.9% of before tax income for the First Quarter of 1997 and 40.7% for the First Quarter 1996. The effective tax rate for the First Quarter 1997 is based on the Company's anticipated tax rate for the 1997 fiscal year.

At the end of the First Quarter of 1997 and 1996, the Company had no significant backlog of orders, which is industry typical.


Liquidity and Capital Resources

Total working capital at March 29, 1997, was $36,622,000 compared to $37,468,000 at December 28, 1996. This decrease reflects the seasonal needs of the Company. The ratio of current assets to current liabilities was 3.0 to 1 at the end of the First Quarter 1997 and 3.6 to 1 at year-end 1996. Net cash provided from operations was $9,226,000 for the three months ended March 29, 1997 compared to $8,639,000 for the three months ended March 30, 1996. The increase in cash provided was the result of improved profitability of the Company, coupled with better asset and liability management. Net cash used in investing activities was $3,407,000 for the three months ended March 29, 1997 compared to $2,933,000 for the three months ended March 30, 1996. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $2,110,000 for the three months ended March 29, 1997, compared to cash provided of $1,945,000 for the three months ended March 30, 1996. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends

The Company's major commitments for capital expenditures as of March 29, 1997 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under this facility at March 29, 1997.

Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments; and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities, and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 1997.

There have been no significant changes in capitalization during the first three months of 1997, except for the repurchase of treasury shares in the aggregate amount of $1,406,000 which were acquired throughout the First Quarter 1997. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.





                           PART II. OTHER INFORMATION



   Item 1-5.   Inapplicable

   Item 6.       Exhibits and Reports on Form 8-K

               (a) Exhibit Index

                   Exhibit 11. Statement Re Computation of Earnings Per Share
                               (page 10)

                   Exhibit 27. Financial Data Schedule (page 11)

               (b) No reports on Form 8-K were filed during the quarter ended
                   March 29, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           LIQUI-BOX CORPORATION
                                                           _____________________
                                                                (Registrant)



Date    May 12, 1997                      By  /s/ C. William McBee
                                              __________________________________
                                                  C. William McBee
                                                  Vice President - Manufacturing
                                                  (Duly Authorized Officer)


Date    May 12, 1997                      By  /s/ James B. Holloway
                                              __________________________________
                                                  James B. Holloway
                                                  Controller
                                                  (Principal Accounting Officer)