Form 10-Q
period 1997-06-28
LIQUI BOX CORP
filed 1997-08-12
CIK 216430

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the thirteen week period ended June 28, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from______________________to________________________

Commission File Number 0-8514
                       ------

                              LIQUI-BOX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                          31-0628033
--------------------------------------------------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

  6950 Worthington-Galena Road, Worthington, Ohio                   43085
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code             (614) 888-9280
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No       .
                                 --------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at August 5, 1997
--------------------------                        -----------------------------
Common Stock, no par value                              5,714,998 shares

                            Exhibit Index at Page 10

                              LIQUI-BOX CORPORATION

                                      INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
               June 28, 1997 and December 28, 1996                          3-4

            Condensed Consolidated Statements of Income
               For the thirteen and twenty-six week periods ended
               June 28, 1997 and June 29, 1996                                5

            Condensed Consolidated Statements of Cash Flows
               For the twenty-six week periods ended
               June 28, 1997 and June 29, 1996                                6

            Notes to Condensed Consolidated Financial Statements              7


Item 2. Management's Discussion and Analysis of

            Financial Condition and Results of Operations                   8-9

Part II - Other Information - Items 1-6                                      10


            Exhibit 11 - Statement Re Computation of Earnings Per Share      11


            Exhibit 27 - Financial Data Schedule                             12


            Signatures                                                       13

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            UNAUDITED
                                                                -----------------------------------
                                                                 June 28, 1997    December 28, 1996
                                                                --------------    -----------------
Assets

Current Assets:

     Cash and cash equivalents                                  $  16,591,000      $  15,248,000


     Accounts receivable:
          Trade, net of allowance for doubtful accounts
            of $810,000 and $742,000 at respective dates           20,506,000         16,265,000
          Other                                                       828,000          1,141,000
                                                                --------------    --------------
                                                                   21,334,000         17,406,000


     Inventories:
          Raw materials and supplies                                6,771,000          8,869,000
          Work in process                                           5,755,000          4,194,000
          Finished goods                                            6,594,000          4,491,000
                                                                --------------    --------------
                                                                   19,120,000         17,554,000


     Other current assets                                           1,687,000          1,517,000
                                                                --------------    --------------
               TOTAL CURRENT ASSETS                                58,732,000         51,725,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements                          12,272,000          9,872,000
     Equipment and vehicles                                        70,094,000         62,469,000
     Equipment leased to customers                                 15,968,000         18,940,000
          Less accumulated depreciation                           (64,890,000)       (62,494,000)
                                                                --------------    --------------
                                                                   33,444,000         28,787,000
          Construction in process                                   2,082,000          5,584,000
          Land                                                        658,000            658,000
                                                                --------------    --------------
                                                                   36,184,000         35,029,000
Other Assets:

     Goodwill, net of amortization                                  9,463,000          9,857,000
     Deferred charges and other assets                              3,321,000          3,405,000
                                                                --------------    --------------
                                                                   12,784,000         13,262,000

               TOTAL ASSETS                                     $ 107,700,000      $ 100,016,000
                                                                ==============    ==============




The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            UNAUDITED
                                                                -----------------------------------
                                                                 June 28, 1997    December 28, 1996
                                                                --------------    -----------------

Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable                                               6,734,000          6,640,000
     Dividends payable                                                745,000            758,000
     Salaries, wages and related liabilities                        5,435,000          1,696,000
     Federal, state and local taxes                                   793,000          1,059,000
     Other accrued liabilities                                      5,047,000          4,104,000
                                                                --------------    --------------
                  TOTAL CURRENT LIABILITIES                        18,754,000         14,257,000


Other noncurrent liabilities:

     Deferred income taxes                                          1,554,000          1,379,000

Commitments and Contingencies                                            --                 --

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized; none issued                       --                 --
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued                                   1,210,000          1,210,000
     Additional paid in capital                                     6,902,000          6,615,000
     Cumulative translation adjustment                              1,277,000          1,986,000
     Unrealized Gains on Marketable Securities                        716,000            605,000
     Retained earnings                                            115,630,000        109,175,000
     Less:
            Treasury stock, at cost--1,525,955 and 1,432,203
               shares at respective dates                         (38,343,000)       (35,211,000)
                                                                --------------   ---------------
                     TOTAL STOCKHOLDERS' EQUITY                    87,392,000         84,380,000
                                                                --------------   ---------------


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 107,700,000     $  100,016,000
                                                                ==============    ==============





The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                UNAUDITED                        UNAUDITED
                                                ---------                        ---------
                                           Thirteen Weeks Ended           Twenty-six Weeks Ended
                                       ----------------------------    ----------------------------
                                        June 28,          June 29,        June 28,         June 29.
                                          1997              1996            1997            1996
                                       ------------    ------------    ------------    ------------

Net Sales                              $ 42,979,000    $ 42,159,000    $ 76,937,000    $ 76,342,000
Cost of Sales                            27,672,000      27,838,000      51,008,000      50,721,000
                                       ------------    ------------    ------------    ------------
                                         15,307,000      14,321,000      25,929,000      25,621,000
Selling, administrative and
     development expenses                 7,500,000       6,815,000      13,116,000      12,871,000
                                       ------------    ------------    ------------    ------------
                                          7,807,000       7,506,000      12,813,000      12,750,000

Interest and dividend income                218,000         156,000         373,000         245,000
Interest expense                              3,000               0          (5,000)         (1,000)
Other income (expense)                       26,000         (11,000)        273,000         (42,000)
                                       ------------    ------------    ------------    ------------
                                          8,054,000       7,651,000      13,454,000      12,952,000

Taxes on income                           3,294,000       3,122,000       5,503,000       5,282,000
                                       ------------    ------------    ------------    ------------

     NET INCOME                        $  4,760,000    $  4,529,000    $  7,951,000    $  7,670,000
                                       ============    ============    ============    ============


Earnings per common and common
     equivalent share

Primary                                $       0.80    $       0.74    $       1.33    $       1.24
                                       ============    ============    ============    ============

Fully Diluted                          $       0.80    $       0.74    $       1.33    $       1.24
                                       ============    ============    ============    ============

Cash dividends per
     common share                      $       0.13    $       0.11    $       0.26    $       0.22
                                       ============    ============    ============    ============

Weighted average number of
     common and common
     equivalent shares used in
     computing earnings per share

Primary                                   5,941,871       6,121,688       5,972,251       6,209,463
                                       ============    ============    ============    ============


Fully Diluted                             5,946,649       6,121,688       5,976,288       6,209,463
                                       ============    ============    ============    ============



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        UNAUDITED
                                                                ---------------------------
                                                                 Twenty-six Weeks Ended
                                                                ---------------------------
                                                                    June 28,      June 29,
                                                                      1997          1996
                                                                ------------   ------------
Operating Activities:

Net income                                                      $  7,951,000   $  7,670,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                               3,595,000      3,338,000
       Provision for loss on accounts receivable                     217,000        474,000
       Amortization of other noncurrent assets                       278,000        555,000
       (Gain) on disposal of property, plant and equipment          (258,000)       (18,000)
       Deferred Compensation                                         218,000        228,000
       Changes in deferred income tax accounts                       175,000         39,000
       Changes in operating assets and liabilities:
              (Increase) in accounts receivable                   (4,123,000)    (3,147,000)
              (Increase) in inventories                           (1,564,000)    (3,666,000)
              Decrease in other current assets                      (168,000)       205,000
              Increase in accounts payable                           109,000      1,133,000
              Increase in salaries, wages and related
                liabilities                                        3,739,000      4,192,000
              Increase in other accrued liabilities                  660,000      1,065,000
                                                                ------------   ------------
     Net Cash Provided by Operating Activities                    10,829,000     12,068,000


Investing Activities:
Purchases of property, plant and equipment                        (5,297,000)    (6,707,000)
Proceeds from sale of property, plant and equipment                  822,000      1,168,000
Other asset changes, net                                             311,000       (123,000)
                                                                ------------   ------------
     Net Cash Used in Investing Activities                        (4,164,000)    (5,662,000)


Financing Activities:

Acquisition of treasury shares                                    (3,132,000)    (7,822,000)
Exercise of stock options, including tax benefit                      68,000        101,000
Cash dividends                                                    (1,496,000)    (1,312,000)
                                                                ------------   ------------
      Net Cash (Used in) Financing Activities                     (4,560,000)    (9,033,000)

Effect of exchange rate changes on Cash                             (762,000)        (8,000)
                                                                ------------   ------------


     (Increase) decrease in Cash and Cash Equivalents              1,343,000     (2,635,000)


Cash and cash equivalents at beginning of year                    15,248,000      9,424,000
                                                                ------------   ------------


     Cash and Cash Equivalents at End of Second Quarter         $ 16,591,000   $  6,789,000
                                                                ============   ============



The accompanying notes are an integral part of the financial statements.



                              LIQUI-BOX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    UNAUDITED
                                    ---------

1. The accompanying financial statements include the accounts of Liqui-Box Corporation (the Company) and its subsidiaries.

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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share which simplifies the rules for computing earnings per share (EPS) and makes U.S. requirements compatible with international standards. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in a manner similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Although earlier application is not permitted, prior-period EPS data is required to be restated in financial statements after application of the standard. Using the new standard, the Company's basic EPS were $.83 and $.76 per common share for the thirteen weeks ended June 28, 1997 and June 29, 1996, respectively. The Company's basic EPS, computed using the new standard, were $1.38 and $1.27 per common share for the twenty-six weeks ended June 28, 1997 and June 29, 1996, respectively.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   During the Second Quarter 1997, Liqui-Box (the Company) net sales rose 2% to $42,979,000 compared to $42,159,000 the Second Quarter 1996. For the first two quarters of 1997, net sales dollars were $76,937,000 compared with $76,342,000.

   Gross profit, as a percentage of net sales, was 35.6% in the Second Quarter 1997 and 34.0% in the Second Quarter 1996. For the first two quarters of 1997, gross profit, as a percentage of net sales, was 33.7% compared to 33.6% in 1996. The increases in gross profit as a percent of net sales are primarily the result of reduced costs due to improved plant operating efficiencies as the result of previous plant consolidations.

   For the Second Quarter of 1997, selling, administrative, and development expenses were 17.5% of sales as compared to 16.2% in the Second Quarter of 1996. For the first six months of 1997, selling, administrative, and development expenses were 17.0% of sales as compared to 16.9% for the first six months of 1996.

   Income before taxes as a percentage of net sales was 18.7% in the Second Quarter 1997 and 18.1% in the Second Quarter 1996. For the first six months of 1997, income before taxes as a percentage of net sales was 17.5% of sales as compared to 17.0% for the first six months of 1996. These increases are a result of increased gross profits that have been partially offset by the increase in selling, administrative and development expenses for the first six months of 1997.

   The provision for income taxes was 40.9% of before tax income for the Second Quarter of 1997 and 40.8% for the Second Quarter 1996. On a year-to-date basis, the provision for income taxes was 40.9% in 1997 and 40.8% in 1996. The effective tax rate for the first six months of 1997 is based on the Company's anticipated tax rate for the 1997 fiscal year.

   At the end of the Second Quarter of 1997 and 1996, the Company had no significant backlog of orders, which is industry typical.

   LIQUIDITY AND CAPITAL RESOURCES

   Total working capital at June 28, 1997, was $39,978,000 compared to $37,468,000 at December 28, 1996. The ratio of current assets to current liabilities was 3.1 to 1 at the end of the Second Quarter 1997 and 3.6 to 1 at year-end 1996. Net cash provided from operations was $10,829,000 for the six months ended June 28, 1997 compared to $12,068,000 for the six months ended June 29, 1996.

   Net cash used in investing activities was $4,164,000 for the six months ended June 28, 1997 compared to $5,622,000 for the six months ended June 28, 1996. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $4,560,000 for the six months ended June 28, 1997, compared to cash used of $9,033,000 for the six months ended June 29, 1996. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends.

   The Company's major commitments for capital expenditures as of June 28, 1997 were, as they have been in the past, primarily for increased capacity and/or improved efficiencies at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with The Huntington National Bank.

   Longer-term cash requirements, other than normal operating expenses, are for financing anticipated growth; increasing capacity and/or improved efficiencies at existing plants; developing new products and enhancing existing products; dividend payments; and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities, and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 1997.

   There have been no significant changes in capitalization during the first six months of 1997, except for the repurchase of treasury shares in the aggregate amount of $3,132,000 which were acquired throughout the first six months of 1997. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

                             PART II.  OTHER INFORMATION

   Item 1-3.      Inapplicable

   Item 4.        Submission of Matters to a Vote of Security Holders

                    The Annual Meeting of Liqui-Box Corporation was held on April 23, 1997 to elect four directors for terms expiring in 1999. No other matters came before the meeting.

                    At the close of business on the record date for the Annual Meeting, 5,814,398 common shares of Liqui-Box Corporation were outstanding and entitled to vote. Common shares present at the meeting by proxy or in person were 3,950,895 or 69.9502%.

                    Proposal 1, Election of Directors for term ending in 1999:

                                                                                       Abstain &
                                                                                         Broker
                                                          For          Withheld         Non-Votes
                                                     ---------------------------------------------
                    Carl J. Aschinger, Jr.           3,818,208         132,687                 0
                    Charles R. Coate                 3,817,292         133,603                 0
                    Samuel N. Davis                  3,815,146         135,749                 0
                    C. William McBee                 3,815,836         135,059                 0


                    Other directors whose terms of office continue after the Annual Meeting are Samuel B. Davis, Robert S. Hamilton, and Russell M. Gertmenian.

   Item 5.        Inapplicable

   Item 6.        Exhibits and Reports on Form 8-K

                  (a) Exhibit Index

                         Exhibit 11. Statement Re Computation of Earnings Per Share (page 11)

                         Exhibit 27. Financial Data Schedule (page 12)

                  (b) No reports on Form 8-K were filed during the quarter ended
                      June 28, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LIQUI-BOX CORPORATION
                                                 ---------------------------
                                                          (Registrant)

   Date    August     8, 1997             By          /s/ C. William McBee
       ---------------------------          --------------------------------
                                                         C. William McBee
                                                 Vice President - Manufacturing
                                                     (Duly Authorized Officer)

   Date    August     8, 1997             By          /s/ James B. Holloway
       ---------------------------          --------------------------------
                                                        James B. Holloway
                                                            Controller
                                                  (Principal Accounting Officer)