Form 10-Q
period 1997-09-27
LIQUI BOX CORP
filed 1997-11-12
CIK 216430

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the thirteen week period ended  September 27, 1997
                                       ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from_____________________to_______________________


   Commission File Number 0-8514
                          ------


                             LIQUI-BOX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   OHIO                                                  31-0628033
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

6950 Worthington-Galena Road, Worthington, Ohio                   43085
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

   Registrant's telephone number, including area code    (614) 888-9280
                                                     ---------------------------


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

                                   Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at November 6, 1997
-------------------------                       -------------------------------
Common Stock, no par value                              5,413,439 shares

                            Exhibit Index at Page 10

                              LIQUI-BOX CORPORATION

                                      INDEX






                                                                       Page No.
--------------------------------------------------------------------------------

Part I -  Financial Information:

Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets
               September 27, 1997 and December 28, 1996                      3-4

            Condensed Consolidated Statements of Income
               For the thirteen and thirty-nine week periods ended
               September 27, 1997 and September 28, 1996                      5

            Condensed Consolidated Statements of Cash Flows
               For the thirty-nine week periods ended
               September 27, 1997 and September 28, 1996                      6

            Notes to Condensed Consolidated Financial Statements              7


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8-9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk           9

Part II - Other Information - Items 1-6                                      10


            Exhibit 11 - Statement Re Computation of Earnings Per Share      11


            Exhibit 27 - Financial Data Schedule                             12


            Signatures                                                       13


LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       UNAUDITED
                                                      ----------------------------------------

                                                       September 27, 1997    December 28, 1996
                                                       ------------------    -----------------
Assets

Current Assets:

     Cash and cash equivalents                                $  21,041,000       $  15,248,000


     Accounts receivable:
          Trade, net of allowance for doubtful accounts
            of $979,000 and $742,000 at respective dates         19,850,000          16,265,000
          Other                                                     533,000           1,141,000
                                                              -------------       -------------
                                                                 20,383,000          17,406,000


     Inventories:
          Raw materials and supplies                              6,859,000           8,869,000
          Work in process                                         3,728,000           4,194,000
          Finished goods                                          5,801,000           4,491,000
                                                              -------------       -------------
                                                                 16,388,000          17,554,000


     Other current assets                                         1,525,000           1,517,000
                                                              -------------       -------------
               TOTAL CURRENT ASSETS                              59,337,000          51,725,000


Property, plant and equipment, at cost:

     Buildings and leasehold improvements                        12,820,000           9,872,000
     Equipment and vehicles                                      70,454,000          62,469,000
     Equipment leased to customers                               16,439,000          18,940,000
          Less accumulated depreciation                         (66,532,000)        (62,494,000)
                                                              -------------       -------------
                                                                 33,181,000          28,787,000
          Construction in process                                 3,407,000           5,584,000
          Land                                                      658,000             658,000
                                                              -------------       -------------
                                                                 37,246,000          35,029,000
Other Assets:

     Goodwill, net of amortization                                9,231,000           9,857,000
     Deferred charges and other assets                            3,218,000           3,405,000
                                                              -------------       -------------
                                                                 12,449,000          13,262,000
                                                              -------------       -------------

               TOTAL ASSETS                                   $ 109,032,000       $ 100,016,000
                                                              =============       =============


The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              UNAUDITED
                                                                ---------------------------------------
                                                                September 27, 1997    December 28, 1996
                                                                ------------------    -----------------
Liabilities and Stockholders' Equity

Current Liabilities:

     Accounts payable                                             $   8,315,000           6,640,000
     Dividends payable                                                  725,000             758,000
     Salaries, wages and related liabilities                          5,238,000           1,696,000
     Federal, state and local taxes                                   2,316,000           1,059,000
     Other accrued liabilities                                        5,004,000           4,104,000
                                                                  -------------       -------------
                  TOTAL CURRENT LIABILITIES                          21,598,000          14,257,000


Other noncurrent liabilities:

     Deferred income taxes                                            1,566,000           1,379,000

Commitments and Contingencies                                               -                   -

Stockholders' Equity:

     Preferred stock without par value
          2,000,000 shares authorized; none issued                          -                   -
     Common stock $.1667 stated value
          20,000,000 shares authorized;
          7,262,598 shares issued                                     1,210,000           1,210,000
     Additional paid in capital                                       7,033,000           6,615,000
     Cumulative translation adjustment                                  917,000           1,986,000
     Unrealized Gains on Marketable Securities                          734,000             605,000
     Retained earnings                                              120,015,000         109,175,000
     Less:
            Treasury stock, at cost--1,688,501 and 1,432,203
               shares at respective dates                           (44,041,000)        (35,211,000)
                                                                  -------------       -------------
                     TOTAL STOCKHOLDERS' EQUITY                      85,868,000          84,380,000
                                                                  -------------       -------------


           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 109,032,000       $ 100,016,000
                                                                  =============       =============





The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                        UNAUDITED                             UNAUDITED
                                           -------------------------------------------------------------------------
                                                  Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                           ---------------------------------       ---------------------------------
                                            September 27,      September 28,       September 27,       September 28,
                                                1997               1996                 1997                1996
                                           -------------       -------------       -------------       -------------

Net Sales                                  $  44,239,000       $  44,549,000       $ 121,176,000       $ 120,891,000
Cost of Sales                                 29,179,000          30,578,000          80,187,000          81,299,000
                                              ----------          ----------          ----------          ----------
                                              15,060,000          13,971,000          40,989,000          39,592,000
Selling, administrative and
   development expenses                        6,706,000           6,148,000          19,822,000          19,019,000
                                               ---------           ---------          ----------          ----------
                                               8,354,000           7,823,000          21,167,000          20,573,000

Interest and dividend income                     273,000             110,000             646,000             355,000
Interest expense                                  (5,000)             (4,000)            (10,000)             (5,000)
Other income (expense)                          (109,000)            (29,000)            164,000             (71,000)
                                                --------             -------             -------             -------
                                               8,513,000           7,900,000          21,967,000          20,852,000

Taxes on income                                3,405,000           3,162,000           8,908,000           8,444,000
                                               ---------           ---------           ---------           ---------

NET INCOME                                 $   5,108,000       $   4,738,000       $  13,059,000       $  12,408,000
                                           =============       =============       =============       =============



Earnings per common and common
  equivalent share

Primary                                    $        0.87       $        0.78       $        2.20       $        2.01
                                           =============       =============       =============       =============



Fully Diluted                              $        0.86       $        0.78       $        2.19       $        2.01
                                           =============       =============       =============       =============


Cash dividends per
  common share                             $        0.13       $        0.13       $        0.39       $        0.35
                                           =============       =============       =============       =============


Weighted average number of
  common and common
  equivalent shares used in
  computing earnings per share

Primary                                        5,883,780           6,058,031           5,942,662           6,158,986
                                               =========           =========           =========           =========



Fully Diluted                                  5,911,875           6,072,974           5,955,054           6,163,967
                                               =========           =========           =========           =========



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           UNAUDITED
                                                      ------------------------------------------------
                                                                  Thirty-nine Weeks Ended
                                                      ------------------------------------------------
                                                         September 27,              September 28,
                                                              1997                      1996
                                                      ---------------------     ----------------------
Operating Activities:

Net income                                                     $ 13,059,000       $ 12,408,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                 5,430,000          4,909,000
    Provision for loss on accounts receivable                       463,000            474,000
    Amortization of other noncurrent assets                         818,000            721,000
    (Gain) on disposal of property, plant and equipment            (260,000)           (20,000)
    Deferred Compensation                                           328,000            341,000
    Changes in deferred income tax accounts                         187,000             64,000
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                          (3,464,000)        (3,707,000)
      (Increase) decrease in inventories                          1,178,000         (2,325,000)
      (Increase) decrease in other current assets                    (4,000)           223,000
      Increase in accounts payable                                1,695,000          1,524,000
      Increase in salaries, wages and related liabilities         3,542,000          4,451,000
      Increase in other accrued liabilities                       2,126,000          2,189,000
                                                               ------------       ------------

    Net Cash Provided by Operating Activities                    25,098,000         21,252,000


Investing Activities:
Purchases of property, plant and equipment                       (8,894,000)        (9,777,000)
Proceeds from sale of property, plant and equipment               1,499,000          1,445,000
Other asset changes, net                                            123,000            (55,000)
                                                               ------------       ------------
   Net Cash Used in Investing Activities                         (7,272,000)        (8,387,000)


Financing Activities:

Acquisition of treasury shares                                   (9,094,000)       (10,340,000)
Sale of common shares                                                     0          3,170,000
Exercise of stock options, including tax benefit                    354,000            121,000
Cash dividends                                                   (2,220,000)        (2,079,000)
                                                               ------------       ------------

   Net Cash (Used in) Financing Activities                      (10,960,000)        (9,128,000)

Effect of exchange rate changes on Cash                          (1,073,000)            (2,000)
                                                               ------------       ------------


   Increase in Cash and Cash Equivalents                          5,793,000          3,735,000


Cash and cash equivalents at beginning of year                   15,248,000          9,424,000
                                                               ------------       ------------


   Cash and Cash Equivalents at End of Third Quarter           $ 21,041,000       $ 13,159,000
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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" which simplifies the rules for computing earnings per share
      (EPS) and makes U.S. requirements compatible with international standards. SFAS 128 simplifies the computation of EPS by replacing the presentation of primary and fully diluted EPS with basic EPS and diluted EPS. Basic EPS excludes dilution, and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in a manner similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Although earlier application is not permitted, prior-period EPS data is required to be restated in financial statements after application of the standard. Using the new standard, the Company's basic EPS were $.90 and $.80 per common share for the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively. The Company's basic EPS, computed using the new standard, were $2.27 and $2.07 per common share for the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively.

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q for interim reporting purposes. Reference should be made to the Company's Form 10-K for the fiscal year ended December 28, 1996, for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

   During the Third Quarter 1997, Liqui-Box (the "Company") net sales declined 1% to $44,239,000 compared to $44,549,000 for the Third Quarter 1996. The decline in sales is attributable to a slight decrease in unit sales and relatively stable sales prices. For the first three quarters of 1997, net sales dollars were $121,176,000 compared with $120,891,000.

   Gross profit, as a percentage of net sales, was 34.0% in the Third Quarter 1997 and 31.4% in the Third Quarter 1996. For the first three quarters of 1997, gross profit, as a percentage of net sales, was 33.8% compared to 32.8% in 1996. The increases in gross profit as a percent of net sales are primarily the result of reduced costs due to improved plant operating efficiencies as the result of previous plant consolidations.

   For the Third Quarter of 1997, selling, administrative, and development expenses were 15.2% of sales as compared to 13.8% in the Third Quarter of 1996. For the first nine months of 1997, selling, administrative, and development expenses were 16.4% of sales as compared to 15.7% for the first nine months of 1996. The increase is primarily due to increased depreciation expense related to the significant investment the Company has made in expanding existing plants and equipment for these plants in the past two years. To a lesser extent, the increase also reflects increased compensation costs under the Company's broad-based profit sharing plan, which costs are directly related to the improved profitability of the Company.

   Interest and dividend income for the Third Quarter 1997 was $273,000 compared to $110,000 in the Third Quarter 1996. For the first nine months of 1997, interest and dividend income was $646,000 as compared to $355,000 for the first nine months of 1996. The increase is due to an increase in the cash available for investment and improved returns on cash equivalent investments.

   Income before taxes as a percentage of net sales was 19.2% in the Third Quarter 1997 and 17.7% in the Third Quarter 1996. For the first nine months of 1997, income before taxes as a percentage of net sales was 18.1% of sales as compared to 17.2% for the first nine months of 1996. These increases are a result of increased gross profits that have been partially offset by the increase in selling, administrative and development expenses for the first nine months of 1997.

   The provision for income taxes was 40.0% of before tax income for the Third Quarter of 1997 and 40.0% for the Third Quarter 1996. On a year-to-date basis, the provision for income taxes was 40.6% in 1997 and 40.5% in 1996. The effective tax rate for the first nine months of 1997 is based on the Company's anticipated tax rate for the 1997 fiscal year.

   At the end of the Third Quarter of 1997 and 1996, the Company had no significant backlog of orders, which is industry typical.

   LIQUIDITY AND CAPITAL RESOURCES

   Total working capital at September 27, 1997, was $37,739,000 compared to $37,468,000 at December 28, 1996. The ratio of current assets to current liabilities was 2.7 to 1 at the end of the Third Quarter 1997 and 3.6 to 1 at year-end 1996. The ratio of current assets to current liabilities is typically lower for the Company at the end of the Third Quarter than at the end of the fiscal year. This is primarily the result of lower levels of payables related to inventory at year end due to the seasonal nature of the business and the fact the Company's profit sharing payment is made prior to fiscal year end. Net cash provided from operations was $25,098,000 for the nine months ended September 27, 1997 compared to $21,252,000 for the nine months ended September 28, 1996. The increase in cash provided from operations is primarily the result of better asset and liability management, coupled with the improved profitability of the Company.

   Net cash used in investing activities was $7,272,000 for the nine months ended September 27, 1997 compared to $8,387,000 for the nine months ended September 28, 1996. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $10,960,000 for the nine months ended September 27, 1997, compared to cash used of $9,128,000 for the nine months ended September 28, 1996. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends.

   The Company's major commitments for capital expenditures as of September 27, 1997 were, as they have been in the past, primarily for increased capacity and/or improved efficiencies at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from an outstanding line of credit with The Huntington National Bank.

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

   There have been no significant changes in capitalization during the first nine months of 1997, except for the repurchase of treasury shares in the aggregate amount of $9,094,000 which were acquired throughout the first nine months of 1997. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment. The Company has not entered into any significant financing arrangements not reflected in the financial statements.




                                     ITEM 3.

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

                                  Inapplicable

                             PART II.  OTHER INFORMATION



   Item 1-5.      Inapplicable

   Item 6.        Exhibits and Reports on Form 8-K

                  (a) Exhibit Index

                         Exhibit 11. Statement Re Computation of Earnings Per Share (page 11)

                         Exhibit 27. Financial Data Schedule (page 12)

                  (b) No reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    LIQUI-BOX CORPORATION
                                                    (Registrant)



   Date          November   7, 1997                 By  /s/ C. William McBee
       ----------------------------------               -----------------------
                                                        C. William McBee
                                                  Vice President - Manufacturing
                                                        and Administration
                                                     (Duly Authorized Officer)


   Date          November    7, 1997                 By  /s/ James B. Holloway
       -----------------------------------               -----------------------
                                                         James B. Holloway
                                                            Controller
                                                  (Principal Accounting Officer)