Form 10-K405
period 1998-01-03
LIQUI BOX CORP
filed 1998-04-03
CIK 216430

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (fifty-three weeks) ended January 3, 1998.

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from   N / A   to   N / A.

                         Commission File Number 0-8514

                             LIQUI-BOX CORPORATION
             (Exact name of registrant as specified in its charter)

________________OHIO__________________________31-0628033________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6950 Worthington-Galena Road, Worthington, Ohio_________________43085 __________
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code_________(614) 888-9280_______

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, No Par Value (4,725,773 outstanding at February 24, 1998)
                                (Title of Class)

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

Based upon the closing price reported on the NASDAQ National Market System on February 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $109,748,000.

Documents Incorporated by Reference:

(1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

(2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.



                            Exhibit Index on Page 11

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

     Liqui-Box is a major producer of bag-in-box flexible packaging and related filling equipment systems for the beverage, processed foods, dairy, wine and other specialty products industries. The Company is also the leading supplier of containers and dispensing systems to the bottled water industry.

     The Company and its subsidiaries operate 11 manufacturing plants in the United States and Europe. Through licensees, agents and direct exporters, Liqui-Box serves markets in many countries worldwide.

     DESCRIPTION OF PRINCIPAL PRODUCTS - The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers; injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. In addition, the Company manufactures equipment for filling such packaging products (less than 3% of total net sales). These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, agents and the Company's own export operations. In 1997, the Company maintained its position in its principal markets of beverage, processed foods and specialty industrial products.

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

     While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material effect on the Company's business. The risk associated with such a potential loss is mitigated by an exclusive 3 year supply agreement between the Company and The Perrier Group of America. This agreement, which was renegotiated in 1997 in accordance with the terms of the original supply agreement, expires on December 31, 2000. Sales to this customer constituted 19%, 18% and 17% of total sales in 1997, 1996 and 1995, respectively.

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

     R & D expenditures in 1997, 1996 and 1995 were $1,371,000,
     $1,856,000 and $1,265,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

     Information on research and development can also be found on Pages
     and    [Management's Discussion and Analysis] and on Page 31 [Note
     1, Accounting Policies, of the Notes to Consolidated Financial Statements] of the 1997 Annual Report and is incorporated herein by reference.

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

     EMPLOYEES - Liqui-Box employed 682 individuals in its operations throughout the United States and in Europe on January 3, 1998. Approximately 2% of these employees are members of a collective bargaining unit. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employee group to be an asset.

FOREIGN OPERATIONS AND SALES - The Company's European operations constituted 13% of consolidated net sales, less than 10% of consolidated income before taxes and 20% of consolidated identifiable assets as of and for the year ended January 3, 1998. European operations constituted 12% of net sales, less than 10% of consolidated income before taxes and 22% of identifiable assets as of and for the year ended December 28, 1996. Further information can be found on page 37 [Note 9 of the Notes to Consolidated Financial Statements] of the 1997 Annual Report and is incorporated herein by reference.

Item 2.  Properties:

At January 3, 1998, the Company owned or leased property at sixteen (16) locations for manufacturing and offices with a total of approximately 652,000 square feet of floor space. The following table summarizes the properties owned or leased.


                                   Approximate      Owned          Expiration
                                   Floor Space        or            Date of
 Use and Location:                  (Sq. Ft.)       Leased           Lease
------------------                 -----------      ------      ----------------

Executive offices, research and
      manufacturing:
      Worthington, Ohio              63,000         Owned       N/A
Manufacturing:
      Ashland, Ohio                  43,000         Leased      Less than 1 year
      Ashland, Ohio                  22,000         Owned       N/A
      Houston, Texas                 33,000         Leased      1999
      Elkton, Maryland               58,000         Leased      2015
      Auburn, Massachusetts          30,000         Leased      Less than 1 year
      New Albany, Indiana            61,000         Owned       N/A
      Ontario, California            61,000         Leased      2003
      Upper Sandusky, Ohio           58,000         Owned       N/A
      Lake Wales, Florida             8,000         Owned       N/A
      Lake Wales, Florida            12,000         Owned       N/A
      Sacramento, California         74,000         Leased      2002
      Sacramento, California         24,000         Leased      Less than 1 year
      Allentown, Pennsylvania        40,000         Leased      2006
      Romiley, England               53,000         Leased      2006
      Romiley, England               12,000         Leased      2006



The Company believes that its properties, plant, and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options which the Company expects to exercise to maintain its operations at the facilities.

Item 3.  Legal Proceedings:

See page 23 [Note 3 of the Notes to Consolidated Financial Statements] of the 1997 Annual Report and is incorporated herein by reference.






Item 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable

Executive Officers of the Registrant:

The names, ages, and positions of all of the executive officers of Liqui-Box, as of February 24, 1998, are listed below along with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

       Name                     Age                     Title
       Samuel B. Davis (1)       56  Chairman of the Board, Chief Executive
                                     Officer, Treasurer and Director

       Robert S. Hamilton (2)    69  Vice Chairman of the Board and
                                     Director

       C. William McBee (3)      55  Chief Operating Officer, President and
                                     Director

       Samuel N. Davis (4)       33  Vice President, Development and Director

       Joseph F. Pranckus (5)    37  Vice President, Sales

       Stewart M. Graves (6)     40  Vice President, International

(1) Samuel B. Davis has been Chairman of the Board, Chief Executive Officer and Treasurer since August, 1982. Mr. Davis was President from September, 1991 to December, 1997 upon the promotion of C. William McBee.

(2) Robert S. Hamilton has been Vice Chairman of the Board since July, 1989. Mr. Hamilton was President and Chief Operating Officer from April, 1984 to September, 1991 with a period of retirement from January, 1990 to May, 1990 and another period of retirement from September, 1991 until May, 1995.

(3) C. William McBee has been Chief Operating Officer and President since December, 1997. Mr. McBee became a director in April, 1995. From October, 1994 until December, 1997, Mr. McBee was Vice President of Manufacturing. Mr. McBee was also Vice President, Administration from February, 1994 to October 1995. Prior to February, 1994, Mr. McBee was a General Manager for Stone Container Corporation, Columbus, Indiana, a manufacturer of corrugated cardboard containers.

(4) Samuel N. Davis became Vice President, Development and an executive officer in April, 1996. From September, 1995 until April, 1996 Mr. Davis held the position of Special Projects Coordinator. From January, 1993 through August, 1995, Mr. Davis was an active investor in Zacchaeus Clothiers, Columbus, Ohio, a clothing retailer. Prior to January, 1993, Mr. Davis held various offices with Liqui-Box.

(5) Joseph F. Pranckus became Vice President, Sales and an executive officer in October, 1996. Mr. Pranckus held the position of National Sales Manager from March, 1996 until October, 1996. Prior to March, 1996, Mr. Pranckus held various sales management positions with Liqui-Box.

(6) Stewart M. Graves became Vice President, International and an executive officer in August, 1996. Prior to August, 1996, Mr. Graves held the position of Managing Director of LB Europe Limited.

                                    PART II


The following items are incorporated herein by reference from the indicated pages of the 1997 Annual Report:




                                                                   Pages
Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters                              5


Item 6.   Selected Financial Data                                      5


Item 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operation          20-23


Item 8.   Financial Statements and Supplementary Data              24-38


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure               No response required


                                    PART III


The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.



Item 10.  Directors and Executive Officers of the Registrant       3 - 5
          In addition, certain information concerning the
          executive officers of the Registrant called for in
          this Item 10 is set forth in the portion of Part I
          of this Annual Report on Form 10-K, entitled
          "Executive Officers of the Registrant".

Item 11.  Executive Compensation Neither the Report of the         5 - 9
          Board of Directors and Stock Option Committee on
          executive compensation, nor the performance graph
          included in the Registrant's definitive Proxy
          Statement for its 1998 Annual Meeting, are
          incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and      2 - 3
          Management

Item 13.  Certain Relationships and Related Transactions           4, 5 and 9

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K:

(a) (1) The following consolidated financial statements of Liqui-Box Corporation and Subsidiaries, included in the Registrant's 1997 Annual Report, are incorporated by reference in Item 8 and filed as Exhibit 13 to this report. The page numbers indicate the location of the consolidated financial statements in the Registrant's 1997 Annual Report.


              Consolidated Balance Sheets
              --January 3, 1998 and December 28, 1996              24-25


              Consolidated Statements of Income
              --Fifty-three weeks ended January 3, 1998,
                Fifty-two weeks ended December 28, 1996 and
                Fifty-two weeks ended December 30, 1995            26

              Consolidated Statements of Cash Flows
              --Fifty-three weeks ended January 3, 1998
                Fifty-two weeks ended December 28, 1996 and
                Fifty-two weeks ended December 30, 1995            27

              Consolidated Statements of Stockholders' Equity
              --Fifty-three weeks ended January 3, 1998,
                Fifty-two weeks ended December 28, 1996 and
                Fifty-two weeks ended December 30, 1995            28-29

              Notes to Consolidated Financial Statements           30-37

              Report of Independent Auditors                       38

              Report of Independent Auditors. The page number
              indicates the location in this Form 10-K             54

(a) (2) The following consolidated financial statement schedules of Liqui-Box Corporation and Subsidiaries are included in Item 14(d).
         The page number indicates the location in this Form 10-K.


         II -  Valuation and Qualifying Accounts                   9


Schedules other than those listed above are omitted because they are not required or are not applicable.

\

(a)  (3) Listing of Exhibits - The following exhibits are included in
         Item 14(c).  The page number indicates
         the location of the exhibit in this Form 10-K.

Exhibit No.                             Description                                              Pages
-----------                             -----------                                              -----
 3A           Amended Articles of Incorporation of the Registrant as filed with the Ohio
              Secretary of State on December 14, 1995 are incorporated by reference to the
              Registrant's Form 10-K for the Fiscal Year ended December 30, 1995 filed with
              the Securities and Exchange Commission (Exhibit 3A) (File number 0-8514)            N/A

 3B           Code of Regulations as Amended of the Registrant are incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended July 1, 1995 filed
              with the Securities and Exchange Commission (Exhibit 3B) (File number 0-8514)       N/A

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

10A-B                EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10A           1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant's
              Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities
              and Exchange Commission (Exhibit 19(a)) (File number 0-8514).                       N/A

10B           Summary of Profit Participation Program is incorporated by reference to the
              Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the
              Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).              N/A

13            Annual Report to Stockholders for the fiscal year ended January 3, 1998             11-51

21            Subsidiaries of the Registrant                                                      53

23            Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)        54

24            Powers of Attorney                                                                  55-62

27.1          Financial Data Schedule                                                             63

27.2          Financial Data Schedule                                                             64

27.3          Financial Data Schedule                                                             65

(b)    No report on Form 8-K was filed during the fourteen weeks ended January 3, 1998.           N/A

(c)    Exhibits filed with this Annual Report on Form 10-K are attached hereto.
       See Index to Exhibits at page 52.

(d)    Financial Statement Schedules -- See Item 14.(a)(2)


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
               (amounts rounded to the nearest thousand dollars)

                     LIQUI-BOX CORPORATION AND SUBSIDIARIES


Column A                            Column B                   Column C             Column D         Column E

                                                              Additions
                                                   -----------------------------
                                    Balance at       Charged to      Charged                         Balance at
                                    Beginning        Costs and       to Other                          End of
Description                         of Period        Expenses        Accounts       Deductions(1)      Period
-----------                         ---------     ------------------------------    -------------    ----------
Reserves deducted from assets:

Fifty-three weeks ended
January 3, 1998:
  Allowance for
    doubtful accounts               $742,000      $685,000                          $(494,000)       $933,000

Fifty-two weeks ended
December 28, 1996:
  Allowance for
    doubtful accounts               $679,000      $747,000                          $(684,000)       $742,000

Fifty-two weeks ended
December 30, 1995:
  Allowance for
    doubtful accounts               $594,000      $723,000                          $(638,000)       $679,000

(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LIQUI-BOX CORPORATION
            3/24/98                                *  Samuel B. Davis
Date: ________________________   By:  _______________________________________________
                                                      Samuel B. Davis
                                      Chairman of the Board, Chief Executive Officer,
                                                  Treasurer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            3/24/98                                  *Samuel B. Davis
Date: _________________________  By:  _______________________________________________
                                                      Samuel B. Davis
                                      Chairman of the Board, Chief Executive Officer,
                                                   Treasurer and Director
                                        (Principal Executive and Financial Officer)

            3/23/98                                  *Samuel N. Davis
Date: __________________________ By: ________________________________________________

                                                      Samuel N. Davis
                                          Vice President of Devlopment and Director

            3/23/98                                  *Robert S. Hamilton
Date: __________________________ By: ________________________________________________
                                                    Robert S. Hamilton
                                                Vice Chairman and Director

             3/24/98                               *Charles R. Coate
Date: __________________________ By:_________________________________________________
                                                    Charles R. Coate
                                                        Director

             3/27/98                                *C. William McBee
Date: __________________________ By:_________________________________________________
                                                     C. William McBee
                                       President, Chief Operating Officer, Director
                                                      and Secretary

             3/26/98                             *Carl J. Aschinger, Jr.
Date: __________________________ By:_________________________________________________
                                                  Carl J. Aschinger, Jr.
                                                          Director

             3/23/98                              *Russell M. Gertmenian
Date: __________________________ By:_________________________________________________
                                                   Russell M. Gertmenian
                                                         Director

             3/20/98                               *James B. Holloway
Date: __________________________ By:_________________________________________________
                                                    James B. Holloway
                                                       Controller

             3/20/98                              /S/ James B. Holloway
Date: __________________________ By:_________________________________________________
                                                      James B. Holloway
                                                      Attorney in Fact

                               Index to Exhibits

     Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.


Exhibit No.                             Description                                             Pages
-----------                             -----------                                             -----
 3A           Amended Articles of Incorporation of the Registrant as filed with the Ohio
              Secretary of State on December 14, 1995 are incorporated by reference to the
              Registrant's Form 10-K for the Fiscal Year ended December 30, 1995 filed with
              the Securities and Exchange Commission (Exhibit 3A) (File number 0-8514)          N/A

 3B           Code of Regulations as Amended of the Registrant are incorporated by reference to the Registrant's Form 10-Q for the Fiscal Quarter ended July 1, 1995 filed
              with the Securities and Exchange Commission (Exhibit 3B) (File number 0-8514)     N/A

 9            Voting Trust and Right of First Refusal Agreement, effective as of September 29,
              1993, by and among Mary Ann Davis, Samuel B. Davis, as Voting Trustee, and
              Samuel B. Davis, individually, is incorporated by reference to Amendment No. 6
              to Schedule 13D of Samuel B. Davis filed on March 6, 1995 (Exhibit 1).            N/A

10A           1990 Liqui-Box Stock Option Plan is incorporated by reference to the Registrant Form 10-Q for the Fiscal Quarter ended June 30, 1990 filed with the Securities and Exchange Commission ( Exhibit 19(a))
              (File number 0-8514).                                                             N/A

10B           Summary of Profit Participation Program is incorporated by reference to the
              Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with
              the Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).        N/A

13            Annual Report to Stockholders for the fiscal year ended January 3, 1998           11-51

21            Subsidiaries of the Registrant                                                    53

23            Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)      54

24            Powers of Attorney                                                                55-62

27.1          Financial Data Schedule                                                           63

27.2          Financial Data Schedule                                                           64

27.3          Financial Data Schedule                                                           65