Form 10-Q
period 1998-04-04
LIQUI BOX CORP
filed 1998-05-19
CIK 216430

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the thirteen week period ended  April 4, 1998
                                    -------------

                                         OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period
from___________________________to____________________________


Commission File Number 0-8514
                       ------

                               LIQUI-BOX CORPORATION
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)

             OHIO                                        31-0628033
--------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

   6950 Worthington-Galena Road, Worthington, Ohio          43085
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (614) 888-9280
                                                          ---------------

                                   Not Applicable
                                   --------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X     No
                                                      ------     --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding at May 5, 1998
  --------------------------                      ----------------------------
  Common Stock, no par value                            4,728,986 shares


                              Exhibit Index at Page 10

                               LIQUI-BOX CORPORATION

                                       INDEX

                                                                        Page No.
--------------------------------------------------------------------------------

Part I - Financial Information:

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
               April 4, 1998 and January 3, 1998                           3-4

          Condensed Consolidated Statements of Income
               For the thirteen week periods ended
               April 4, 1998 and March 29, 1997                            5

          Condensed Consolidated Statements of Cash Flows
               For the thirteen week periods ended
               April 4, 1998 and March 29, 1997                            6

          Notes to Condensed Consolidated Financial Statements             7


Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8-10


Part II - Other Information - Items 1-6                                    10


          Exhibit 11 - Statement Re Computation of Earnings Per Share      11


          Exhibit 27 - Financial Data Schedule                             12


          Signatures                                                       13

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                  UNAUDITED
                                                                  --------------------------------------------
                                                                   April 4, 1998             January 3, 1998
                                                                  --------------             -----------------
ASSETS

--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                          $  7,706,000                $  17,425,000
 Accounts receivable:
          Trade, net of allowance for doubtful accounts
              of $1,073,000 and $933,000, respectively               16,621,000                   14,155,000
          Other                                                         551,000                      657,000
                                                                   ------------                 ------------
Total receivables                                                    17,172,000                   14,812,000


Inventories:
          Raw materials and supplies                                  9,417,000                    7,165,000
          Work in process                                             4,010,000                    3,027,000
          Finished goods                                              5,340,000                    3,563,000
                                                                   ------------                 ------------
Total Inventories                                                    18,767,000                   13,755,000


Other current assets                                                  1,317,000                    1,388,000
                                                                   ------------                 ------------
TOTAL CURRENT ASSETS                                                 44,962,000                   47,380,000


--------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST
--------------------------------------------------------------------------------------------------------------

Land, buildings and leasehold improvements                           14,842,000                   14,784,000
Equipment and vehicles                                               68,609,000                   68,375,000
Equipment leased to customers                                        18,527,000                   18,331,000
Construction in process                                               1,955,000                    2,359,000
                                                                   ------------                 ------------
TOTAL                                                               103,933,000                  103,849,000
Less accumulated depreciation and amortization                      (67,880,000)                 (66,295,000)
                                                                   ------------                 ------------

Property, plant and equipment - net                                  36,053,000                   37,554,000


--------------------------------------------------------------------------------------------------------------
OTHER ASSETS
--------------------------------------------------------------------------------------------------------------

Goodwill, net of amortization                                         8,930,000                    9,137,000
Deferred charges and other assets, net                                3,355,000                    3,371,000
                                                                   ------------                 ------------
Total other assets                                                   12,285,000                   12,508,000

TOTAL ASSETS                                                       $ 93,300,000                 $ 97,442,000
                                                                   ------------                 ------------
                                                                   ------------                 ------------



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           UNAUDITED
                                                               --------------------------------------
                                                               April 4, 1998          January 3, 1998
                                                               -------------          ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------------------------------------------

Accounts payable                                               $ 13,174,000           $  6,962,000
Short-term borrowings                                            10,000,000             10,000,000
Dividends payable                                                   710,000                624,000
Salaries, wages and related liabilities                           2,388,000              1,962,000
Federal, state and local taxes                                    2,451,000                684,000
Other accrued liabilities                                         4,805,000              3,627,000
                                                               ------------           ------------

TOTAL CURRENT LIABILITIES                                        33,528,000             23,859,000






-----------------------------------------------------------------------------------------------------
OTHER NONCURRENT LIABILITIES
-----------------------------------------------------------------------------------------------------

Deferred income taxes                                             1,098,000              1,069,000

Commitments and Contingencies                                             -                      -

-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------

Preferred stock, without par value,
          2,000,000 shares authorized; none issued                        -                      -
Common stock, $.1667 stated value,
          20,000,000 shares authorized,
          7,262,598  shares issued                                1,210,000              1,210,000
Additional paid-in capital                                        7,773,000              7,234,000
Cumulative translation adjustment                                 1,052,000              1,242,000
Unrealized gain on marketable securities                            915,000                872,000
Retained earnings                                               124,925,000            121,979,000
Less:
          Treasury stock, at cost - 2,532,495
               and 2,105,553 shares, respectively               (77,201,000)           (60,023,000)

-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       58,674,000             72,514,000
                                                               ------------           ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 93,300,000           $ 97,442,000
                                                               ------------           ------------
                                                               ------------           ------------



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   UNAUDITED
                                                        --------------------------------
                                                               Thirteen Weeks Ended
                                                        --------------------------------
                                                          April 4,            March 29,
                                                           1998                 1997
                                                        -----------          -----------
NET SALES                                               $35,993,000          $33,958,000
Cost of Sales                                            24,314,000           23,336,000
                                                        -----------          -----------
               Gross Margin                              11,679,000           10,622,000

Selling, administrative and
     development expenses                                 5,462,000            5,616,000
                                                        -----------          -----------
               Operating Income                           6,217,000            5,006,000

OTHER INCOME (EXPENSE):
Interest and dividend income                                103,000              155,000
Interest expense                                           (154,000)              (8,000)
Other, net                                                   20,000              247,000
                                                        -----------          -----------

INCOME BEFORE INCOME TAXES                                6,186,000            5,400,000

TAXES ON INCOME                                           2,530,000            2,209,000
                                                        -----------          -----------

NET INCOME                                              $ 3,656,000          $ 3,191,000
                                                        -----------          -----------
                                                        -----------          -----------

----------------------------------------------------------------------------------------
EARNINGS PER SHARE
----------------------------------------------------------------------------------------

          Basic                                         $      0.77          $      0.55
          Diluted                                       $      0.74          $      0.54
Cash dividends per common share                         $      0.15          $      0.13


----------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTING EARNINGS PER SHARE:
----------------------------------------------------------------------------------------

          Basic                                           4,755,645            5,819,257
          Diluted                                         4,934,124            5,911,593


The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           UNAUDITED
                                                                                -------------------------------
                                                                                       Thirteen Weeks Ended
                                                                                -------------------------------
                                                                                   April 4,           March 29,
                                                                                     1998               1997
                                                                                ------------       ------------
OPERATING ACTIVITIES

Net income                                                                      $  3,656,000       $  3,191,000
Adjustments to reconcile net income to net
cash provided by operating activities:
       Depreciation and amortization                                               1,926,000          2,040,000
       Provision for loss on accounts receivable                                     222,000            114,000
       Amortization of other noncurrent assets                                       226,000            140,000
       (Gain) on disposal of property, plant and equipment                            (1,000)          (258,000)
       Deferred compensation                                                         111,000            109,000
       Changes in deferred income tax accounts                                        29,000            175,000
       Changes in operating assets and liabilities:
              Accounts receivable                                                 (2,579,000)         1,221,000
              Inventories                                                         (5,005,000)        (1,409,000)
              Other current assets                                                    74,000           (113,000)
              Accounts payable                                                     6,205,000          2,512,000
              Salaries, wages and related liabilities                                426,000          1,497,000
              Other accrued liabilities                                            2,941,000              7,000
                                                                                ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          8,231,000          9,226,000

---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------

Purchase of property, plant and equipment                                         (1,558,000)        (4,317,000)
Proceeds from sale of property, plant and equipment                                1,136,000            593,000
Other changes, net                                                                    41,000            317,000
                                                                                ------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                                               (381,000)        (3,407,000)

---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------

Acquisition of treasury shares                                                   (17,940,000)        (1,406,000)
Exercise of stock options, including tax benefit                                   1,189,000             46,000
Cash dividends                                                                      (624,000)          (750,000)
                                                                                ------------       ------------

NET CASH USED IN FINANCING ACTIVITIES                                            (17,375,000)        (2,110,000)

---------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (194,000)          (730,000)
---------------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (9,719,000)         2,979,000

CASH AND CASH EQUIVALENTS, Beginning of year                                      17,425,000         15,248,000
                                                                                ------------       ------------

CASH AND CASH EQUIVALENTS, End of first quarter                                 $  7,706,000       $ 18,227,000
                                                                                ------------       ------------
                                                                                ------------       ------------



The accompanying notes are an integral part of the financial statements.

                               LIQUI-BOX CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                     UNAUDITED


1. The accompanying financial statements include the accounts of Liqui-Box Corporation (the "Company") and its subsidiaries.

     The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and changes in cash flows on a consistent basis.

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 1998 presentation.

2. As of January 4, 1998, Liqui-Box adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $3,509,000 and $2,454,000 in First Quarter 1998 and First Quarter 1997. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.

3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement is effective for periods beginning after December 15, 1997. The Company has not completed the process of evaluating the impact that will result on its financial statements when such statement is adopted.

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

                                      ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During the First Quarter 1998, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a 6% increase in sales dollars and a 4% increase in unit sales compared to the First Quarter 1997. The increase in sales dollars for the quarter was the result of the increase in unit sales combined with an increase in machine sales revenue for the Company's Inpaco subsidiary.

Gross profit, as a percentage of net sales, was 32.5% in the First Quarter 1998 and 31.3% in the First Quarter 1997. The increase in gross profit as a percent of net sales is primarily the result of improvements in plant operating efficiencies and to a lesser extent, improved margins from the Company's Inpaco subsidiary.

For the First Quarter of 1998, selling, administrative, and development expenses were 15.2% of sales as compared to 16.5% in the First Quarter of 1997. The decrease is primarily the result of the Company's continuing efforts to control costs.

Income before taxes as a percentage of net sales was 17.2% in the First Quarter 1998 and 15.9% in the First Quarter 1997.

The provision for income taxes was 40.9% of before tax income for the First Quarter of 1998 and 40.9% for the First Quarter 1997. The effective tax rate for the First Quarter 1998 is based on the Company's anticipated tax rate for the 1998 fiscal year.

At the end of the First Quarter of 1998 and 1997, the Company had no significant backlog of orders, which is industry typical.


LIQUIDITY AND CAPITAL RESOURCES

Total working capital at April 4, 1998, was $11,434,000 compared to $23,521,000 at January 3, 1998. This decrease is the result of the acquisition of treasury shares by the Company in the First Quarter of 1998 combined with the seasonal needs of the Company. The ratio of current assets to current liabilities was
1.3 to 1 at the end of the First Quarter 1998 and 2.0 to 1 at year-end 1997.
Net cash provided from operations was $8,231,000 for the three months ended April 4, 1998 compared to $9,226,000 for the three months ended March 29, 1997. Net cash used in investing activities was $381,000 for the three months ended April 4, 1998 compared to $3,407,000 for the three months ended March 29, 1997. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $17,375,000 for the three months ended April 4, 1998, compared to cash provided of $2,110,000 for the three months ended March 29, 1997. The cash used in financing activities was primarily for the acquisition of treasury stock and payment of cash dividends.

The Company's major commitments for capital expenditures as of April 4, 1998 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. There was $10,000,000 outstanding under these commitments as of April 4, 1998.

Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 1998.

There have been no significant changes in capitalization during the first three months of 1998, except for the repurchase of treasury shares in the aggregate amount of $17,940,000 which were acquired throughout the First Quarter 1998.
The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.


COMPREHENSIVE INCOME

Comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $3,509,000 and $2,454,000 in First Quarter 1998 and First Quarter 1997. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation losses in 1998 and 1997, and gain on marketable securities in 1998 and loss in 1997. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.

YEAR 2000

In prior years, certain computer programs were written using two digits, rather than four, to define the applicable year. These programs were written without considering the impact of the upcoming century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material impact on the Company's business, operations or financial condition in the future.

The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1995. In response to these assessments, which are ongoing, the Company developed a plan to replace all critical systems. Project plans call for the implementation of an integrated application software package purchased from a software vendor. This application software has received ITAA*2000 certification from the Information Technology Association of America as Year 2000 compliant. In addition, the Company is in the process of replacing all critical computer hardware and PC software with Year 2000 compliant products. The current project plan calls for the implementation to be completed in the second quarter of 1998 at an approximate cost of $1,000,000. The Company is also in the process of surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs.

Based on the work to date, and assuming the Company's project plans can be implemented as planned, the Company believes future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. All statements which are not historical fact are forward-looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates; capacity; efficiency and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications and Security and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.

                            PART II.  OTHER INFORMATION



Item 1-5.      Inapplicable

Item 6.             Exhibits and Reports on Form 8-K

               (a)  Exhibit Index

                     Exhibit 11. Statement Re Computation of Earnings Per Share (page 11)

                     Exhibit 27. Financial Data Schedule (page 12)

               (b) No reports on Form 8-K were filed during the quarter ended April 4, 1998.

EXHIBIT (11)


                               LIQUI-BOX CORPORATION
                   STATEMENT RE COMPUTATION OF EARNINGS PER SHARE



                                                             Thirteen Weeks Ended
                                                          --------------------------
                                                           April 4,       March 29,
                                                             1998            1997
                                                          ----------      ----------
BASIC:


Weighted average number of common
     shares outstanding                                    4,755,645       5,819,257
                                                          ----------      ----------
                                                          ----------      ----------


Net Income                                                $3,656,000      $3,191,000


BASIC EARNINGS PER SHARE                                  $     0.77      $     0.55
                                                          ----------      ----------
                                                          ----------      ----------


DILUTED:


Weighted average number of common
     shares outstanding                                    4,755,645       5,819,257


Net effect of dilutive stock options -
     based on treasury stock method
     using the quarter-end market price
     if higher than average market price                     178,479          92,336
                                                          ----------      ----------


Weighted average common and common
     equivalent shares                                     4,934,124       5,911,593
                                                          ----------      ----------
                                                          ----------      ----------



Net Income                                                $3,656,000      $3,191,000


EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARES                                    $     0.74      $     0.54
                                                          ----------      ----------
                                                          ----------      ----------

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  LIQUI-BOX CORPORATION
                                                 -----------------------
                                                      (Registrant)



Date  May 15, 1998                                By /s/ C. William McBee
    ----------------                                 ------------------------
                                                       C. William McBee
                                                 President and Chief Operating
                                                            Officer
                                                   (Duly Authorized Officer)


Date  May 15, 1998                                By /s/ James B. Holloway
    ----------------                                 ------------------------
                                                        James B. Holloway
                                                           Controller
                                                  (Principal Accounting Officer)