Form 10-Q
period 1998-07-04
LIQUI BOX CORP
filed 1998-08-18
CIK 216430

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended  July 4, 1998

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from_____________________to______________


Commission File Number 0-8514


                               LIQUI-BOX CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                 OHIO                                 31-0628033
------------------------------------------------------------------------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

   6950 Worthington-Galena Road, Worthington, Ohio               43085
------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code          (614) 888-9280
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
                                                    Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at August 10, 1998
-------------------------------------        ----------------------------------
        Common Stock, no par value                 4,702,359 shares




                              Exhibit Index at Page 11

                               LIQUI-BOX CORPORATION

                                       INDEX


                                                                             Page No.
-------------------------------------------------------------------------------------
Part I - Financial Information:

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
            July 4, 1998 and January 3, 1998                                   3-4

          Condensed Consolidated Statements of Income
            For the thirteen and twenty-six week periods ended
            July 4, 1998 and June 28, 1997                                       5

          Condensed Consolidated Statements of Cash Flows
            For the twenty-six week periods ended
            July 4, 1998 and June 28, 1997                                       6

          Notes to Condensed Consolidated Financial Statements                   7


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk              10

Part II - Other Information                                                  10-11

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule                                  12

          Signatures                                                            13

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED
                                                                ------------------------------
                                                                July 4, 1998   January 3, 1998
                                                                ------------   ---------------
ASSETS
----------------------------------------------------------------------------------------------
CURRENT ASSETS
----------------------------------------------------------------------------------------------
Cash and cash equivalents                                       $  2,230,000      $ 17,425,000
 Accounts receivable:
       Trade, net of allowance for doubtful accounts
       of $1,126,000 and $933,000, respectively                   21,681,000        14,155,000
       Other                                                         574,000           657,000
                                                                ------------      ------------
Total receivables                                                 22,255,000        14,812,000


Inventories:
       Raw materials and supplies                                  8,639,000         7,165,000
       Work in process                                             4,240,000         3,027,000
       Finished goods                                              3,854,000         3,563,000
                                                                ------------      ------------
Total Inventories                                                 16,733,000        13,755,000


Other current assets                                               1,704,000         1,388,000
                                                                ------------      ------------
TOTAL CURRENT ASSETS                                              42,922,000        47,380,000

----------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - at Cost
----------------------------------------------------------------------------------------------

Land, buildings and leasehold improvements                        15,765,000        14,784,000
Equipment and vehicles                                            69,372,000        68,375,000
Equipment leased to customers                                     18,719,000        18,331,000
Construction in process                                            3,292,000         2,359,000
                                                                ------------      ------------
TOTAL                                                            107,148,000       103,849,000
Less accumulated depreciation and amortization                   (69,651,000)      (66,295,000)
                                                                ------------      ------------

Property, plant and equipment - net                               37,497,000        37,554,000

----------------------------------------------------------------------------------------------
OTHER ASSETS
----------------------------------------------------------------------------------------------

Goodwill, net of amortization                                      8,828,000         9,137,000
Deferred charges and other assets, net                             3,170,000         3,371,000
                                                                ------------      ------------
Total other assets                                                11,998,000        12,508,000

TOTAL ASSETS                                                    $ 92,417,000      $ 97,442,000
                                                                ------------      ------------
                                                                ------------      ------------



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED
                                                                ------------------------------
                                                                July 4, 1998   January 3, 1998
                                                                ------------   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
----------------------------------------------------------------------------------------------
Accounts payable                                                $  9,462,000      $  6,962,000
Short-term borrowings                                              7,499,000        10,000,000
Dividends payable                                                    708,000           624,000
Salaries, wages and related liabilities                            2,740,000         1,962,000
Federal, state and local taxes                                     1,802,000           684,000
Other accrued liabilities                                          6,292,000         3,627,000
                                                                ------------      ------------
TOTAL CURRENT LIABILITIES                                         28,503,000        23,859,000

----------------------------------------------------------------------------------------------
OTHER NONCURRENT LIABILITIES
----------------------------------------------------------------------------------------------
Deferred income taxes                                              1,060,000         1,069,000

Commitments and Contingencies                                            -                 -
----------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------

Preferred stock, without par value,
      2,000,000 shares authorized; none issued                           -                 -
Common stock, $.1667 stated value,
      20,000,000 shares authorized,
      7,262,598  shares issued                                     1,210,000         1,210,000
Additional paid-in capital                                         7,967,000         7,234,000
Cumulative translation adjustment                                  1,159,000         1,242,000
Unrealized gain on marketable securities                             900,000           872,000
Retained earnings                                                129,616,000       121,979,000
Less:
      Treasury stock, at cost - 2,551,454
        and 2,105,553 shares, respectively                       (77,998,000)      (60,023,000)
----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        62,854,000        72,514,000
                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $92,417,000       $97,442,000
                                                                ------------      ------------
                                                                ------------      ------------



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                             UNAUDITED                    UNAUDITED
                                                                    --------------------------    --------------------------
                                                                       Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                                    --------------------------    --------------------------
                                                                       July 4,       June 28,        July 4,      June 28,
                                                                        1998           1997           1998          1997
                                                                    -----------    -----------    -----------    -----------
NET SALES                                                           $43,934,000    $42,979,000    $79,927,000    $76,937,000
Cost of Sales                                                        27,298,000     27,672,000     51,612,000     51,008,000
                                                                    -----------    -----------    -----------    -----------
          Gross Margin                                               16,636,000     15,307,000     28,315,000     25,929,000

Selling, administrative and
   development expenses                                               7,436,000      7,500,000     12,898,000     13,116,000
                                                                    -----------    -----------    -----------    -----------
          Operating income                                            9,200,000      7,807,000     15,417,000     12,813,000

OTHER INCOME (EXPENSE):
Interest and dividend income                                             87,000        218,000        190,000        373,000
Interest expense                                                       (130,000)         3,000       (284,000)        (5,000)
Other, net                                                              (22,000)        26,000         (2,000)       273,000
                                                                    -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                            9,135,000      8,054,000     15,321,000     13,454,000

TAXES ON INCOME                                                       3,736,000      3,294,000      6,266,000      5,503,000
                                                                    -----------    -----------    -----------    -----------

NET INCOME                                                          $ 5,399,000    $ 4,760,000    $ 9,055,000    $ 7,951,000
                                                                    -----------    -----------    -----------    -----------
                                                                    -----------    -----------    -----------    -----------

----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
----------------------------------------------------------------------------------------------------------------------------
       Basic                                                              $1.14          $0.83          $1.91          $1.38
       Diluted                                                            $1.10          $0.81          $1.84          $1.35
Cash dividends per common share                                           $0.15          $0.13          $0.30          $0.26

----------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF Shares
USED IN COMPUTING EARNINGS Per share:
----------------------------------------------------------------------------------------------------------------------------
       BASIC                                                          4,723,138      5,746,323      4,739,392      5,782,001
       DILUTED                                                        4,927,004      5,850,225      4,925,261      5,878,877



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            UNAUDITED
                                                                   ---------------------------
                                                                      Twenty-six Weeks Ended
                                                                   ---------------------------
                                                                       July 4,      June 28,
                                                                        1998          1997
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  9,055,000   $  7,951,000
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation and amortization                                     3,867,000      3,595,000
    Provision for loss on accounts receivable                           383,000        217,000
    Amortization of other noncurrent assets                             473,000        278,000
    (Gain) on disposal of property, plant and equipment                  (1,000)      (258,000)
    Deferred compensation                                               230,000        218,000
    Changes in deferred income tax accounts                              14,000        175,000
    Changes in operating assets and liabilities:
       Accounts receivable                                           (7,821,000)    (4,123,000)
       Inventories                                                   (2,980,000)    (1,564,000)
       Other current assets                                            (334,000)      (168,000)
       Accounts payable                                               2,496,000        109,000
       Salaries, wages and related liabilities                          778,000      3,739,000
       Other accrued liabilities                                      3,780,000        660,000
                                                                   ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             9,940,000     10,829,000

-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------------------------------------------------

Purchase of property, plant and equipment                            (5,378,000)    (5,297,000)
Proceeds from sale of property, plant and equipment                   1,575,000        822,000
Other changes, net                                                       65,000        311,000
                                                                   ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                                (3,738,000)    (4,164,000)

-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------------------------

Acquisition of treasury shares                                      (18,839,000)    (3,132,000)
Exercise of stock options, including tax benefit                      1,368,000         68,000
Cash dividends                                                       (1,334,000)    (1,496,000)
Repayment of short-term borrowings                                   (2,501,000)
                                                                   ------------   ------------

NET CASH USED IN FINANCING ACTIVITIES                               (21,306,000)    (4,560,000)

-----------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (91,000)      (762,000)
-----------------------------------------------------------------------------------------------

(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                   (15,195,000)     1,343,000

CASH AND CASH EQUIVALENTS, Beginning of year                         17,425,000     15,248,000
                                                                   ------------   ------------

CASH AND CASH EQUIVALENTS, End of second quarter                     $2,230,000    $16,591,000
                                                                   ------------   ------------
                                                                   ------------   ------------



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

2. As of January 4, 1998, Liqui-Box adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $5,491,000 and $4,899,000 in Second Quarter 1998 and Second Quarter 1997. Year to date comprehensive income was $9,000,000 and $7,353,000 in 1998 and 1997. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.

3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
     The statement is effective for periods beginning after December 15, 1997. The Company has not completed the process of evaluating the impact that will result on its financial statements when such statement is adopted.

4. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended January 3, 1998 consolidated financial statements of Liqui-Box Corporation contained in the Annual Report on Form 10-K (File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

During the Second Quarter 1998, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a 2% increase in sales dollars and a 7% increase in unit sales compared to the Second Quarter 1997. The increase in sales dollars for the quarter was the result of the increase in unit sales, partly offset by the sales mix and price changes. For the first two quarters of 1998, net sales dollars were $79,927,000 compared with $76,937,000.

Gross profit, as a percentage of net sales, was 37.9% in the Second Quarter 1998 and 35.6% in the Second Quarter 1997. For the first two quarters of 1998, gross profit, as a percentage of net sales, was 35.4% compared to 33.7% in 1997. The increases in gross profit as a percent of net sales are primarily the result of improvements in plant operating efficiencies and to a lesser extent, improved margins from the Company's Inpaco subsidiary.

For the Second Quarter of 1998, selling, administrative, and development expenses were 16.9% of sales as compared to 17.5% in the Second Quarter of 1997. For the first six months of 1998, selling, administrative, and development expenses were 16.1% of sales as compared to 17.0% for the first six months of 1997. The decreases are primarily the result of the Company's continuing efforts to control costs.

Income before taxes as a percentage of net sales was 20.8% in the Second Quarter 1998 and 18.7% in the Second Quarter 1997. For the first six months of 1998, income before taxes as a percentage of net sales was 19.2% of sales as compared to 17.5% for the first six months of 1997.

The provision for income taxes was 40.9% of before tax income for the Second Quarter of 1998 and 40.9% for the Second Quarter 1997. On a year-to-date basis, the provision for income taxes was 40.9% in 1998 and 40.9% in 1997. The effective tax rate for the first six months of 1998 is based on the Company's anticipated tax rate for the 1998 fiscal year.

At the end of the Second Quarter of 1998 and 1997, the Company had no significant backlog of orders, which is industry typical.

LIQUIDITY AND CAPITAL RESOURCES

Total working capital at July 4, 1998, was $14,419,000 compared to $23,521,000 at January 3, 1998. This decrease is the result of the acquisition of treasury shares by the Company in the first half of 1998 combined with the seasonal needs of the Company. The ratio of current assets to current liabilities was 1.5 to 1 at the end of the Second Quarter 1998 and 2.0 to 1 at year-end 1997. Net cash provided from operations was $9,940,000 for the six months ended July 4, 1998 compared to $10,829,000 for the six months ended June 28, 1997. Net cash used in investing activities was $3,738,000 for the six months ended July 4, 1998 compared to $4,164,000 for the six months ended June 28, 1997. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $21,306,000 for the six months ended July 4, 1998, compared to cash used of $4,560,000 for the six months ended June 28, 1997. The cash used in financing activities was primarily for the acquisition of treasury stock, repayment of short-term debt and payment of cash dividends.

The Company's major commitments for capital expenditures as of July 4, 1998 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. There was $7,499,000 outstanding under these commitments as of July 4, 1998.

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

There have been no significant changes in capitalization during the first six months of 1998, except for the repurchase of treasury shares in the aggregate amount of $18,839,000 which were acquired throughout the first six months of 1998. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.


COMPREHENSIVE INCOME

Comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $5,491,000 and $4,899,000 in Second Quarter 1998 and Second Quarter 1997. Year to Date comprehensive income was $9,000,000 and $7,353,000 in 1998 and 1997. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation gain in 1998 and loss in 1997, and loss on marketable securities in 1998 and gain in 1997. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.


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

The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1995. In response to these assessments, the Company has replaced all critical systems. The Company's project plan called for the implementation of an integrated application software package which was purchased from a software vendor. This application software has received ITAA*2000 certification from the Information Technology Association of America as Year 2000 compliant. In addition, the Company has replaced all critical computer hardware and PC software with Year 2000 compliant products. The project plan was implemented in the second quarter of 1998 at a cost of $1,000,000. The Company is also in the process of surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs.

Based on the work to date, the Company believes future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. All statements which are not historical fact are forward-looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the Euro; capacity; efficiency and supply constraints; effective remediation of Year 2000 issues; weather conditions; and other risks detailed in the Company's press releases, shareholder communications and Security and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     At the Annual Meeting of Shareholders held on April 22, 1998, the shareholders of Liqui-Box Corporation ("Liqui-Box") approved the amendment of
Section 6 of Article I of Liqui-Box's Code of Regulations to reduce the number of shares required to be present, either in person or by proxy, for a quorum at shareholders' meetings from a majority of the voting power to 33 1/3% of the voting power of Liqui-Box.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Shareholders of Liqui-Box (the "Annual Meeting") was held on April 22, 1998. At the close of business on February 24, 1998 (the record date), 4,725,773 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 3,320,261 common shares or 70.24 % of the outstanding common shares entitled to vote were represented in person or by proxy.

     (b) Directors elected at the Annual Meeting were:

     Samuel B. Davis:
     Votes For:  3,060,539    Votes Withheld: 259,721    Broker Non-Votes:  None

     Robert S. Hamilton:
     Votes For   3,069,411    Votes Withheld:  250,849   Broker Non-Votes:  None

     Russell M. Gertmenian:
     Votes For:   3,065,147   Votes Withheld:  255,113   Broker Non-Votes:  None

Other directors whose terms of office continued after the Annual Meeting:

     Carl J. Aschinger, Jr.
     Charles R. Coate
     Samuel N. Davis
     C. William McBee

     (c)  See Item 4(b) for the voting results for directors.
          1. Proposal to amend Section 6 of Article I of Liqui-Box's Code of Regulations to reduce quorum for shareholders' meetings:

          For: 2,804,822  Against: 505,805  Abstain: 9,634  Broker
          Non-Votes: None

     (d)  Not applicable

ITEM 5.  OTHER INFORMATION

     As discussed in Liqui-Box's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of Liqui-Box who intends to submit a proposal to Liqui-Box at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to Liqui-Box not later than December 8, 1998 to be considered for inclusion in Liqui-Box's Proxy Statement and form of Proxy (collectively, the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting, but has not sought inclusion of such proposal in Liqui-Box's Proxy Materials, such proposal must be received by Liqui-Box prior to February 20, 1999 or Liqui-Box's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in Liqui-Box's Proxy Materials.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          Exhibit 27. Financial Data Schedule (page 12)

     (b)  No reports on Form 8-K were filed during the quarter ended July
          4, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LIQUI-BOX CORPORATION
                                            ------------------------
                                                 (Registrant)



Date         August 17, 1998               By      /s/ C. William McBee
      ----------------------------            ----------------------------
                                                   C. William McBee
                                          President and Chief Operating Officer
                                                 (Duly Authorized Officer)


Date        August 17, 1998              By        /s/ Sheila Balster
      ----------------------------            ----------------------------
                                                   Sheila Balster
                                                  Financial Analyst
                                            (Principal Accounting Officer)