Form 10-Q
period 1998-10-03
LIQUI BOX CORP
filed 1998-11-17
CIK 216430

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended  October 3, 1998
                                    ---------------

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission File Number 0-8514
                       ------

                                 LIQUI-BOX CORPORATION              .
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

     OHIO                                                    31-0628033
-----------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification No.)

6950 Worthington-Galena Road, Worthington, Ohio                   43085
-----------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (614) 888-9280
                                                    --------------

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
                                                       Yes   X     No
                                                           ------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 9, 1998
------------------------------               -------------------------------
Common Stock, no par value                                4,646,666 shares


                              Exhibit Index at Page 11

                               LIQUI-BOX CORPORATION

                                       INDEX

                                                                        Page No.
--------------------------------------------------------------------------------
Part I - Financial Information:

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets
                 October 3, 1998 and January 3, 1998                        3-4

            Condensed Consolidated Statements of Income
                 For the thirteen and thirty-nine week periods ended
                 October 3, 1998 and September 27, 1997                       5

            Condensed Consolidated Statements of Cash Flows
                 For the thirty-nine week periods ended
                 October 3, 1998 and September 27, 1997                       6

            Notes to Condensed Consolidated Financial Statements              7


Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           10

Part II - Other Information                                               10-11

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

                       LIQUI-BOX CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              UNAUDITED
                                                                 ---------------------------------

                                                                 October 3, 1998  January 3, 1998
                                                                 ---------------  ---------------
ASSETS

--------------------------------------------------------------------------------------------------
CURRENT ASSETS
--------------------------------------------------------------------------------------------------

Cash and cash equivalents                                        $     6,273,000  $    17,425,000
 Accounts receivable:
     Trade, net of allowance for doubtful accounts
       of $1,186,000 and $933,000, respectively                       16,621,000       14,155,000
     Other                                                               685,000          657,000
                                                                 ---------------  ---------------
Total receivables                                                     17,306,000       14,812,000


Inventories:
     Raw materials and supplies                                        8,824,000        7,165,000
     Work in process                                                   3,814,000        3,027,000
     Finished goods                                                    3,773,000        3,563,000
                                                                 ---------------  ---------------
Total Inventories                                                     16,411,000       13,755,000


Other current assets                                                   1,579,000        1,388,000
                                                                 ---------------  ---------------
TOTAL CURRENT ASSETS                                                  41,569,000       47,380,000

--------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - at Cost
--------------------------------------------------------------------------------------------------

Land, buildings and leasehold improvements                            14,949,000       14,784,000
Equipment and vehicles                                                70,471,000       68,375,000
Equipment leased to customers                                         18,048,000       18,331,000
Construction in process                                                2,524,000        2,359,000
                                                                 ---------------  ---------------
TOTAL                                                                105,992,000      103,849,000
Less accumulated depreciation and amortization                       (68,979,000)     (66,295,000)
                                                                 ---------------  ---------------

Property, plant and equipment - net                                   37,013,000       37,554,000

--------------------------------------------------------------------------------------------------
OTHER ASSETS
--------------------------------------------------------------------------------------------------

Goodwill, net of amortization                                          8,785,000        9,137,000
Deferred charges and other assets, net                                 2,903,000        3,371,000
                                                                 ---------------  ---------------
Total other assets                                                    11,688,000       12,508,000

TOTAL ASSETS                                                     $    90,270,000  $    97,442,000
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------


The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              UNAUDITED
                                                                 ---------------------------------

                                                                 October 3, 1998  January 3, 1998
                                                                 ---------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
--------------------------------------------------------------------------------------------------

Accounts payable                                                 $     7,628,000  $     6,962,000
Short-term borrowings                                                  8,300,000       10,000,000
Dividends payable                                                        837,000          624,000
Salaries, wages and related liabilities                                3,952,000        1,962,000
Federal, state and local taxes                                           952,000          684,000
Other accrued liabilities                                              3,194,000        3,627,000
                                                                 ---------------  ---------------

TOTAL CURRENT LIABILITIES                                             24,863,000       23,859,000

--------------------------------------------------------------------------------------------------
OTHER NONCURRENT LIABILITIES
--------------------------------------------------------------------------------------------------

Deferred income taxes                                                    983,000        1,069,000

Commitments and Contingencies                                                  -                -

--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------

Preferred stock, without par value,
     2,000,000 shares authorized; none issued                                                   -
Common stock, $.1667 stated value,
     20,000,000 shares authorized,
     7,262,598  shares issued                                          1,210,000        1,210,000
Additional paid-in capital                                             8,243,000        7,234,000
Cumulative translation adjustment                                      1,414,000        1,242,000
Unrealized gain on marketable securities-net of income taxes             786,000          872,000
Retained earnings                                                    134,080,000      121,979,000
Less:
     Treasury stock, at cost - 2,610,848
       and 2,105,553 shares, respectively                            (81,309,000)     (60,023,000)

--------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            64,424,000       72,514,000
                                                                 ---------------  ---------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    90,270,000  $    97,442,000
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                            UNAUDITED                        UNAUDITED
                                                                   -----------------------------   ----------------------------
                                                                        Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                                   -----------------------------   ----------------------------
                                                                    October 3,     September 27,    October 3,    September 27,
                                                                       1998             1997           1998            1997
                                                                   -------------   -------------   -------------  -------------
NET SALES                                                          $  42,177,000   $  44,239,000   $ 122,104,000  $ 121,176,000
Cost of Sales                                                         27,403,000      29,647,000      79,015,000     81,188,000
                                                                   -------------   -------------   -------------  -------------
          Gross Margin                                                14,774,000      14,592,000      43,089,000     39,988,000

Selling, administrative and
     development expenses                                              5,601,000       6,238,000      18,499,000     18,821,000
                                                                   -------------   -------------   -------------  -------------
          Operating income                                             9,173,000       8,354,000      24,590,000     21,167,000

OTHER INCOME (EXPENSE):
Interest and dividend income                                              58,000         273,000         248,000        646,000
Interest expense                                                        (150,000)         (5,000)       (434,000)       (10,000)
Other, net                                                              (111,000)       (109,000)       (113,000)       164,000
                                                                   -------------   -------------   -------------  -------------

INCOME BEFORE INCOME TAXES                                             8,970,000       8,513,000      24,291,000     21,967,000

TAXES ON INCOME                                                        3,669,000       3,405,000       9,935,000      8,908,000
                                                                   -------------   -------------   -------------  -------------

NET INCOME                                                         $   5,301,000   $   5,108,000   $  14,356,000  $  13,059,000
                                                                   -------------   -------------   -------------  -------------
                                                                   -------------   -------------   -------------  -------------

--------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
--------------------------------------------------------------------------------------------------------------------------------

          Basic                                                            $1.13           $0.90           $3.04          $2.28
          Diluted                                                          $1.08           $0.88           $2.92          $2.23
Cash dividends per common share                                            $0.18           $0.13           $0.48          $0.39


--------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTING EARNINGS PER SHARE:
--------------------------------------------------------------------------------------------------------------------------------

              Basic                                                    4,684,514       5,664,173       4,721,099      5,741,321
              Diluted                                                  4,901,412       5,797,195       4,918,885      5,853,549

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            UNAUDITED
                                                                   -----------------------------
                                                                       Thirty-nine Weeks Ended
                                                                   -----------------------------
                                                                    October 3,     September 27,
                                                                       1998             1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                         $  14,356,000   $  13,059,000
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                                     5,917,000       5,430,000
     Provision for loss on accounts receivable                           498,000         463,000
     Amortization of other noncurrent assets                             713,000         818,000
     (Gain) on disposal of property, plant and equipment                  (1,000)       (260,000)
     Deferred compensation                                               275,000         328,000
     Changes in deferred income tax accounts                             (63,000)        187,000
     Changes in operating assets and liabilities:
          Accounts receivable                                         (2,993,000)     (3,464,000)
          Inventories                                                 (2,675,000)      1,178,000
          Other current assets                                          (202,000)         (4,000)
          Accounts payable                                               653,000       1,695,000
          Salaries, wages and related liabilities                      1,990,000       3,542,000
          Other accrued liabilities                                     (180,000)      2,126,000
                                                                   -------------   -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             18,288,000      25,098,000

------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------------------------------------------------------------------

Purchase of property, plant and equipment                             (7,515,000)     (8,894,000)
Proceeds from sale of property, plant and equipment                    2,176,000       1,499,000
Other changes, net                                                        20,000         123,000
                                                                   -------------   -------------

NET CASH USED IN INVESTING ACTIVITIES                                 (5,319,000)     (7,272,000)

------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------------

Acquisition of treasury shares                                       (22,455,000)     (9,094,000)
Exercise of stock options, including tax benefit                       1,903,000         354,000
Cash dividends                                                        (2,042,000)     (2,220,000)
Repayment of short-term borrowings                                    (1,700,000)
                                                                   -------------   -------------

NET CASH USED IN FINANCING ACTIVITIES                                (24,294,000)    (10,960,000)

------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  173,000      (1,073,000)
------------------------------------------------------------------------------------------------

(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                    (11,152,000)      5,793,000

CASH AND CASH EQUIVALENTS, Beginning of year                          17,425,000      15,248,000
                                                                   -------------   -------------

CASH AND CASH EQUIVALENTS, End of third quarter                    $   6,273,000   $  21,041,000
                                                                   -------------   -------------
                                                                   -------------   -------------

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

2. As of January 4, 1998, Liqui-Box adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. SFAS 130 requires the reporting and display of comprehensive income, which is composed of net income and other comprehensive income items, in a full set of general purpose financial statements. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $5,442,000 and $4,766,000 in Third Quarter 1998 and Third Quarter 1997. Year to date comprehesive income was $14,442,000 and $12,119,000 in 1998 and 1997. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.

3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement is effective for periods beginning after December 15, 1997. The Company has not completed the process of evaluating the impact that will result on its financial statements when such statement is adopted.

4. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjuction with the year ended January 3, 1998 consolidated financial statements of Liqui-Box Corporation contained in the Annual Report on Form 10-K (File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

5. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2000. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

                                       ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     During the Third Quarter 1998, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a 5% decrease in sales dollars and a 7% increase in unit sales compared to the Third Quarter 1997. The decrease in sales dollars for the quarter was the result of the increase in unit sales, offset by the sales mix and price changes. For the first three quarters of 1998, net sales dollars were $122,104,000 compared to $121,176,000 for the first three quarters of 1997.

     Gross profit, as a percentage of net sales, was 35% in the Third Quarter 1998 and 33% in the Third Quarter 1997. For the first three quarters of 1998, gross profit, as a percentage of net sales, was 35.3% compared to 33% in 1997. The increases in gross profit as a percent of net sales are primarily the result of improvements in plant operating efficiencies and to a lesser extent, improved margins from the Company's Inpaco subsidiary.

     For the Third Quarter of 1998, selling, administrative, and development expenses were 13.3% of sales as compared to 14.1% in the Third Quarter of 1997. For the first nine months of 1998, selling, administrative, and development expenses were 15.2% of sales as compared to 15.5% for the first nine months of 1997. The decreases are primarily the result of the Company's continuing efforts to control costs.

     Income before taxes as a percentage of net sales was 21.3% in the Third Quarter 1998 and 19.2% in the Third Quarter 1997. For the first nine months of 1998, income before taxes as a percentage of net sales was 19.9% of sales as compared to 18.1% for the first nine months of 1997.

     The provision for income taxes was 40.9% of before tax income for the Third Quarter of 1998 and 40% for the Third Quarter 1997. On a year-to-date basis, the provision for income taxes was 40.9% in 1998 and 40.6% in 1997. The effective tax rate for the first nine months of 1998 is based on the Company's anticipated tax rate for the 1998 fiscal year.

     At the end of the Third Quarter of 1998 and 1997, the Company had no significant backlog of orders, which is industry typical.


     LIQUIDITY AND CAPITAL RESOURCES

     Total working capital at October 3, 1998, was $16,706,000 compared to $23,521,000 at January 3, 1998. This decrease is the result of the acquisition of treasury shares by the Company in the first three quarters of 1998 combined with the seasonal needs of the Company. The ratio of current assets to current liabilities was 1.7 to 1 at the end of the Third Quarter 1998 and 2.0 to 1 at year-end 1997. Net cash provided from operations was $18,288,000 for the nine months ended October 3, 1998 compared to $25,098,000 for the nine months ended September 27, 1997. Net cash used in investing activities was $5,319,000 for the nine months ended October 3, 1998 compared to $7,272,000 for the nine months ended September 27, 1997. The cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $24,294,000 for the nine months ended October 3, 1998, compared to cash used of $10,960,000 for the nine months ended September 27, 1997. The cash used in financing activities was primarily for the acquisition of treasury stock, repayment of short-term debt and payment of cash dividends.

     The Company's major commitments for capital expenditures as of October 3, 1998 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally from operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. There was $8,300,000 outstanding under these commitments as of October 3, 1998.

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

     There have been no significant changes in capitalization during the first nine months of 1998, except for the repurchase of treasury shares in the aggregate amount of $22,455,000 which were acquired throughout the first nine months of 1998. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.


     COMPREHENSIVE INCOME

     Comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $5,442,000 and $4,766,000 in Third Quarter 1998 and Third Quarter 1997. Year to Date comprehensive income was $14,442,000 and $12,119,000 in 1998 and 1997. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation gain in 1998 and loss in 1997, and loss on marketable securities in 1998 and gain in 1997. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.

     YEAR 2000

     In prior years, certain computer programs were written using two digits, rather than four, to define the applicable year. These programs were written without considering the impact of the upcoming century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material impact on the Company's business, operations or financial condition, in the future.

     The Company has identified its Year 2000 risk, in three categories: internal business software; internal non-financial software and imbedded chip technology; and external noncompliance by suppliers and customers.

     INTERNAL BUSINESS SOFTWARE. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems, since 1995. In response to these assessments, the Company has replaced all critical systems. The Company's Project plan called for the implementation of an integrated application software package which was purchased from a software vendor. This application software has received ITAA*2000 certification from the Information Technology Association of America as Year 2000 compliant. In addition, the Company has replaced all critical computer hardware and PC software, with Year 2000 compliant products. The project was implemented in the Second Quarter of 1998, at a total estimated cost of $1,400,000, of which $241,000 was incurred in Third Quarter 1998 and $796,000 Year to Date. The project has been funded through operating cash flows.

     INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the data-gathering phase, with regard to non-financial software and imbedded chip technology. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. If the Company is unable to achieve Year 2000 compliance for its critical non-financial systems, the Year 2000 could have a material impact on the operations of the Company. The Company does not currently have a contingency plan, in place, for its non-financial software and imbedded chip technology.

     EXTERNAL NONCOMPLIANCE BY SUPPLIERS AND CUSTOMERS. The Company is in the process of surveying critical suppliers, service providers and customers to determine the status of their Year 2000 compliance programs. To the extent that responses to Year 2000 readiness are not satisfactory, the Company intends to change suppliers and service providers, to those who have demonstrated Year 2000 readiness, but cannot be assured that it will be successful in finding such alternative suppliers and service providers. In the event that any of the Company's major customers and critical suppliers do not achieve successful and timely Year 2000 compliance, and the Company is not successful in replacing them with new customers or alternative suppliers, the Company's business or operations could be adversely affected.

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

          Not applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

     ITEM 5. OTHER INFORMATION

          Not applicable

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit Index
               Exhibit 27. Financial Data Schedule (page 12)

          (b) No reports on Form 8-K were filed during the quarter ended October 3, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LIQUI-BOX CORPORATION
                                        --------------------------
                                                (Registrant)


Date     November 16, 1998              By      /s/ C. William McBee
    ----------------------------           -------------------------
                                                  C. William McBee
                                           President and Chief Operating Officer
                                              (Duly Authorized Officer)


Date     November 16, 1998              By      /s/ Paul Maynard
    ----------------------------           ---------------------
                                                  Paul Maynard
                                               Director of Finance
                                             (Principal Accounting Officer)