Form 10-K405
period 1999-01-02
LIQUI BOX CORP
filed 1999-04-01
CIK 216430

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year (fifty-two weeks) ended January 2, 1999.

                                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from N / A to N / A.
                                                            ---------------

                          Commission File Number 0-8514
                                                 ------

                              LIQUI-BOX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                    31-0628033
         ------------------------------    ------------------------------------
        (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

        6950 Worthington-Galena Road, Worthington, Ohio                43085
        -----------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code    (614) 888-9280
                                                           -------------------

        Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                    -----

        Securities registered pursuant to Section 12(g) of the Act:

    Common Shares, No Par Value (4,654,026 outstanding at February 24, 1999)
    ------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing price reported on The NASDAQ National Market on February 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $139,768,000.

Documents Incorporated by Reference:

        (1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1999 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

        (2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 21, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.



                            Exhibit Index on Page 13

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

DESCRIPTION OF PRINCIPAL PRODUCTS - The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers; injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. In addition, the Company manufactures equipment for filling such packaging products (approximately 3% of total net sales). These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, agents and the Company's own export operations. In 1998, the Company maintained its position in its principal markets of beverage, processed foods and specialty industrial products.

COMPETITION - The plastic packaging market is large and highly fragmented. There are numerous competitors and the major market in which the Company sells its products are very competitive. These products are in competition with similar products produced by other manufacturers, and in some instances, with products produced by other industries from other raw materials.

The plastic packaging industry is, therefore, highly price competitive. A substantial number of manufacturers compete in the national and international markets. None are considered to be dominant. According to information in the public domain, Liqui-Box supplies less than one percent of the total plastic packaging market in the United States.

While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material effect on the Company's business. The risk associated with such a potential loss is mitigated by an exclusive 3-year supply agreement between the Company and The Perrier Group of America. This agreement, which was renegotiated in 1997 in accordance with the terms of the original supply agreement, expires on December 31, 2000. Sales to this customer constituted 20%, 19% and 18% of total sales in 1998, 1997 and 1996, respectively.

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

R & D expenditures in 1998, 1997 and 1996 were $1,221,000, $1,371,000 and
$1,856,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

Information on research and development can also be found on Pages 4 and 5 [Management's Discussion and Analysis] and on Page 15 [Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements] of the 1998 Annual Report and is incorporated herein by reference.

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

The bag-in-box design is increasingly seen as a major part of the solution to the problem of environmental waste, storage and disposal. In addition, Liqui-Box is asking its suppliers to experiment in the use of reprocessed material in the products furnished to the Company and several promising applications are being actively explored. The Company has also committed to zero scrap in the waste stream of its plant operations through sorting and recycling for use in shipping bags and other non-food applications. This commitment represents the elimination of more than one million pounds of waste annually.

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

SEASONALITY OF BUSINESS - The demand for some applications of plastic packaging products is seasonal in nature. A mild summer, for example, can reduce the Company's sales to the beverage industry. However, experience over the years has shown that these variations generally offset each other and tend to level the total demand for the Company's products throughout the year. As a result, the Company usually experiences only minor variations in sales volume attributable to seasonal demands.

BACKLOG OF ORDERS - Sales of the Company's packaging products generally are closely coordinated with the product production of its customers. Typically, orders are filled within 30 days. Therefore, the backlog of orders is not significant.

EMPLOYEES - Liqui-Box employed 652 individuals in its operations throughout the United States and in Europe on January 2, 1999. Approximately 3% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employee group to be an asset.

FOREIGN OPERATIONS AND SALES - The Company's European operations constituted 13% of consolidated net sales, less than 10% of consolidated income before taxes and 21% of consolidated identifiable assets as of and for the year ended January 2, 1999. European operations constituted 13% of net sales, less than 10% of consolidated income before taxes and 20% of identifiable assets as of and for the year ended January 3, 1998. Further information can be found on page 21 [Note 9 of the Notes to Consolidated Financial Statements] of the 1998 Annual Report and is incorporated herein by reference.

Item 2.    Properties:

At January 2, 1999, the Company owned or leased property at fifteen (15) locations for manufacturing and offices with a total of approximately 609,000 square feet of floor space. The following table summarizes the properties owned or leased.


                                                   Approximate              Owned            Expiration
                                                   Floor Space               or                Date of
        Use and Location:                           (Sq. Ft.)              Leased                Lease
        ----------------                           -----------             ------            ----------
        Executive offices, research and
               manufacturing:
               Worthington, Ohio                      63,000                 Owned                 N/A
        Manufacturing:
               Ashland, Ohio                          43,000                Leased          Less than 1 year
               Ashland, Ohio                          22,000                 Owned                 N/A
               Houston, Texas                         33,000                Leased                2000
               Elkton, Maryland                       58,000                Leased                2015
               Auburn, Massachusetts                  30,000                 Owned                 N/A
               Ontario, California                    61,000                Leased                2003
               Upper Sandusky, Ohio                   76,000                 Owned                 N/A
               Lake Wales, Florida                     8,000                 Owned                 N/A
               Lake Wales, Florida                    12,000                 Owned                 N/A
               Sacramento, California                 74,000                Leased                2002
               Sacramento, California                 24,000                Leased           Month to Month
               Allentown, Pennsylvania                40,000                Leased                2006
               Romiley, England                       53,000                Leased                2006
               Romiley, England                       12,000                Leased                2006



The Company believes that its properties, plant and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options which the Company expects to exercise to maintain its operations at the facilities.

Item 3.    Legal Proceedings:

See page 17 [Note 3 of the Notes to Consolidated Financial Statements] of the 1998 Annual Report which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders:

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT:

The names, ages and positions of all of the executive officers of Liqui-Box, as of February 24, 1999, are listed below along with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.


           Name                        Age                               Title
           -------------------------------------------------------------------
           Samuel B. Davis (1)         57                    Chairman of the Board, Chief Executive
                                                             Officer, Treasurer and Director

           Robert S. Hamilton (2)      70                    Vice Chairman of the Board and Director

           C. William McBee (3)        56                    Chief Operating Officer, President, Secretary
                                                             and Director

           Samuel N. Davis (4)         34                    Vice President, Development and Director

           Robert D. Beck, Jr. (5)     46                    Vice President, Sales and Marketing

           Stewart M. Graves (6)       48                    Vice President, International

           Barry Pritchard (7)         40                    Vice President, Technology and
                                                             Equipment Development


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

(3) C. William McBee has been Chief Operating Officer and President since December, 1997. Mr. McBee became a director in April, 1995. From October, 1994 until December, 1997, Mr. McBee was Vice President of Manufacturing. Mr. McBee was also Vice President, Administration from February, 1994 to October, 1995. Prior to February, 1994, Mr. McBee was a General Manager for Stone Container Corporation, Columbus, Indiana, a manufacturer of corrugated cardboard containers.

(4) Samuel N. Davis became Vice President, Development and an executive officer in April, 1996. From September, 1995 until April, 1996, Mr. Davis held the position of Special Projects Coordinator. From January, 1993 through August, 1995, Mr. Davis was an active investor in Zacchaeus Clothiers, Columbus, Ohio, a clothing retailer. Prior to January, 1993, Mr. Davis held various offices with Liqui-Box.

(5) Robert D. Beck, Jr. became Vice President, Sales and Marketing and an executive officer in October, 1998. From September, 1995 through October, 1998, Mr. Beck was a Customer Development Manager for the Pillsbury Company, Dallas, Texas, a consumer package goods manufacturer. From July, 1993 through September, 1995, Mr. Beck was the Vice President, Business Development for Heublein Wines Group, San Mateo, CA, a varietal wine manufacturer.

(6) Stewart M. Graves became Vice President, International and an executive officer in August, 1996. From January, 1994 until August, 1996, Mr. Graves held the position of Managing Director of LB Europe Limited.

(7) Barry Pritchard became Vice President, Technology and Equipment Development and an executive officer December, 1998. Prior to December, 1998, Mr. Pritchard held the position of Service Engineering Manager and Vice President of Technology and Development, Inpaco, Division of Liqui-Box.

                                     PART II

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of business, is exposed to market risks associated with foreign currency exchange rates, fluctuations in the market value of equity securities available for sale, and changes in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk is not material as price changes are customarily passed along to the customer.

Foreign Currency Exchange Risk

In 1998 and 1997, European operations accounted for approximately 13% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company enters into forward exchange contacts to hedge against foreign currency fluctuations wherever economically feasible. The contracts are generally less than one year. The counter-parties to the forward exchange contracts are financial institutions with investment grade credit ratings. At January 2, 1999, the Company had contracts of approximately $1,064,000 maturing from January 8, 1999 through March 12, 1999 to exchange various currencies to pounds sterling. Reference is made to Note 1 Foreign Currency Translation in the Notes to the Financial Statements for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at January 2, 1999 was approximately $1,600,000 with the corresponding unrealized gain included as a component of other comprehensive income. A hypothetical 10% decrease in the quoted market price of marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

The interest payable for the Company's revolving credit facilities is principally 50 basis points above the London Interbank Offered Rate and therefore affected by changes in market interest rates. However, the Company has the option to pay the balance in full at any time without penalty. As a result, the Company believes that the market risk is minimal.


                                                                               Pages
                                                                               -----
The following items are incorporated herein by reference
from the indicated pages of the 1998 Annual Report:

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters                                            6

Item 6.  Selected Financial Data                                                    3

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operation                        6 - 9


Item 8.  Financial Statements and Supplementary Data                           11 - 15

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                           No response required


                                    PART III

The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 10. Directors and Executive Officers of the Registrant                           3 - 4
         In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K, entitled
         "Executive Officers of the Registrant".

Item 11. Executive Compensation                                                       5 - 8
         Neither the Report of the Board of Directors and Stock Option Committee
         on executive compensation, nor the performance graph included in the
         Registrant's definitive Proxy Statement for its 1999 Annual Meeting, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners                              2 - 3
         and Management

Item 13. Certain Relationships and Related Transactions                             4, 5 and 9, 10



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a) (1) The following consolidated financial statements of Liqui-Box Corporation and Subsidiaries, included in the Registrant's 1998 Annual Report, are incorporated by reference in Item 8 and filed as Exhibit 13 to this report. The page numbers indicate the location of the consolidated financial statements in the Registrant's 1998 Annual Report.

              Consolidated Balance Sheets
              --January 2, 1999 and January 3, 1998                                     8 - 9

              Consolidated Statements of Income and Comprehensive Income
              --Fifty-two weeks ended January 2, 1999,
                Fifty-three weeks ended January 3, 1998 and
                Fifty-two weeks ended December 28, 1996                                    10

              Consolidated Statements of Cash Flows
              --Fifty-two weeks ended January 2, 1999,
                Fifty-three weeks ended January 3, 1998,
                Fifty-two weeks ended December 28, 1996                                    11

              Consolidated Statements of Stockholders' Equity
              --Fifty-two weeks ended January 2, 1999,
                Fifty-three weeks ended January 3, 1998 and
                Fifty-two weeks ended December 28, 1996                                 12 - 13



              Notes to Consolidated Financial Statements                                14 - 21

              Report of Independent Auditors                                               22

         Report of Independent Auditors on Financial Statement Schedules.
         The page number indicates the location in this Form 10-K                          39

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


Exhibit No.                         Description                                                                 Pages
------------------------------------------------------------------------------------------------------------------------
   3A             Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of State on December 14, 1995 are
                  incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 filed with the
                  Securities and Exchange Commission (Exhibit 3A) (File number
                  0-8514)                                                                                         N/A

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

 10A-B                            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
------------------------------------------------------------------------------------------------------------------------

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

   13             Annual Report to Stockholders for the fiscal year ended January 2, 1999                       14 - 44

   21             Subsidiaries of the Registrant                                                                   45

   23             Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)                     46

   24             Powers of Attorney                                                                            47 - 56

   27             Financial Data Schedule                                                                          57


   (b) No report on Form 8-K was filed during the fourteen weeks ended January 2, 1999.

   (c) Exhibits filed with this Annual Report on Form 10-K are attached hereto. See Index to Exhibits at page 44.

   (d)            Financial Statement Schedules -- See Item 14.(a)(2)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                (amounts rounded to the nearest thousand dollars)

                     LIQUI-BOX CORPORATION AND SUBSIDIARIES

             Column A                        Column B                            Column C                            Column D

                                                                                 Additions
                                                                 ------------------------------------------
                                            Balance at                Charged to             Charged
                                             Beginning                Costs and             to Other

           Description                       of Period                 Expenses             Accounts               Deductions (1)
-----------------------------------    ---------------------     ------------------------------------------     --------------------
Reserves deducted from assets:

Fifty-two weeks ended
January 2, 1999:
Allowance for
      doubtful accounts ................     $ 933,000                 $ 384,000                                   $(371,000)

Fifty-three weeks ended January 3, 1998:
  Allowance for
      doubtful accounts ................     $ 742,000                 $ 685,000                                   $(494,000)

Fifty-two weeks ended December 28, 1996:
  Allowance for
      doubtful accounts ................     $ 679,000                 $ 747,000                                   $(684,000)




                                             Column E



                                            Balance at
                                              End of
                                              Period
                                       ---------------------
Reserves deducted from assets:

Fifty-two weeks ended
January 2, 1999:
Allowance for
      doubtful accounts ................     $ 946,000

Fifty-three weeks ended January 3, 1998:
  Allowance for
      doubtful accounts ................     $ 933,000

Fifty-two weeks ended December 28, 1996:
  Allowance for
      doubtful accounts ................     $ 742,000



(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LIQUI-BOX CORPORATION
                  4/1/99                              *Samuel B. Davis
Date: __________________________________   By: _________________________________
                                                 Samuel B. Davis
                                 Chairman of the Board, Chief Executive Officer,
                                              Treasurer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  4/1/99                              *Samuel B. Davis
Date: __________________________________   By: _________________________________
                                                       Samuel B. Davis
                                 Chairman of the Board, Chief Executive Officer,
                                                    Treasurer and Director
                                    (Principal Executive and Financial Officer)


                  4/1/99                               *Samuel N. Davis

Date: __________________________________   By: _________________________________
                                                        Samuel N. Davis
                                      Vice President of Development and Director


                  4/1/99                             *Robert S. Hamilton
Date: __________________________________   By: _________________________________
                                                      Robert S. Hamilton
                                                  Vice Chairman and Director


                  4/1/99                             *Charles R. Coate
Date: __________________________________   By: _________________________________
                                                      Charles R. Coate
                                                          Director


                  4/1/99                             *C. William McBee
Date: __________________________________   By: _________________________________
                                                      C. William McBee
                                    President, Chief Operating Officer, Director
                                                    and Secretary


                  4/1/99                             *Carl J. Aschinger, Jr.
Date: __________________________________   By: _________________________________
                                                      Carl J. Aschinger, Jr.
                                                            Director


                  4/1/99                           *Russell M. Gertmenian
Date: __________________________________   By: _________________________________
                                                    Russell M. Gertmenian
                                                            Director


                  4/1/99                              *Robert D. Beck, Jr.
Date: __________________________________   By: _________________________________
                                                       Robert D. Beck, Jr.
                                               Vice President, Sales & Marketing

                  4/1/99                              *Barry L. Pritchard
Date: __________________________________   By: _________________________________
                                                       Barry L. Pritchard
                            Vice President, Technology and Equipment Development

                  4/1/99                              *Paul J. Maynard
Date: __________________________________   By: _________________________________
                                                       Paul J. Maynard
                                                     Director of Finance

                  4/1/99                             /s/ Paul J. Maynard
Date: __________________________________   By: _________________________________
                                                         Paul J. Maynard
                                                        Attorney in Fact

                                Index to Exhibits

         Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.                                    Description                                              Pages
---------------------------------------------------------------------------------------------------------------
   3A             Amended Articles of Incorporation of the Registrant as filed with the Ohio

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

   13             Annual Report to Stockholders for the fiscal year ended January 2, 1999              Filed herewith

   21             Subsidiaries of the Registrant                                                       Filed herewith

   23             Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)         Filed herewith

   24             Powers of Attorney                                                                   Filed herewith

   27             Financial Data Schedule                                                              Filed herewith
