Form 10-Q
period 1999-04-03
LIQUI BOX CORP
filed 1999-05-12
CIK 216430


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the thirteen week period ended APRIL 3, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from___________to_______________


Commission File Number 0-8514
                       ------


                             LIQUI-BOX CORPORATION.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                           31-0628033
-------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


6950 Worthington-Galena Road, Worthington, Ohio               43085
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (614) 888-9280
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

                                                            Yes   X     No
                                                                ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at May 5, 1999
--------------------------                   --------------------------
Common Stock, no par value                         4,597,620 shares




                            Exhibit Index at Page 12


                              LIQUI-BOX CORPORATION

                                      INDEX


                                                                                                      Page No
-------------------------------------------------------------------------------------------------------------
   Part I - Financial Information:

   Item 1. Financial Statements

               Condensed Consolidated Balance Sheets
                  April 3, 1999 and January 2, 1999                                                        3-4

               Condensed Consolidated Statements of Income and
                  Comprehensive Income
                  For the thirteen week periods ended
                  April 3, 1999 and April 4, 1998                                                            5

               Condensed Consolidated Statements of Cash Flows
                  For the thirteen week periods ended
                  April 3, 1999 and April 4, 1998                                                            6

               Notes to Unaudited Condensed Consolidated Financial Statements                                7


   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                              8-10

   Item 3. Quantitative and Qualitative Disclosure About                                                    11
               Market Risk


   Part II - Other Information - Items 1-6                                                                  12


               Exhibit 11 - Statement Re Computation of Earnings Per Share                                  13


               Exhibit 27 - Financial Data Schedule                                                         14


               Signatures                                                                                   15

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          UNAUDITED
                                                               ----------------------------------
                                                                 April 3, 1999    January 2, 1999
                                                                --------------    ---------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                        $   5,812,000       8,685,000
 Accounts receivable:
          Trade, net of allowance for doubtful accounts
              of $982,000 and $946,000, respectively                18,212,000      14,613,000
          Other                                                        388,000         423,000
                                                                 -------------     -----------
Total receivables                                                   18,600,000      15,036,000


Inventories:
          Raw materials and supplies                                 9,455,000       7,551,000
          Work in process                                            2,886,000       3,699,000
          Finished goods                                             4,275,000       3,066,000
                                                                 -------------     -----------
Total Inventories                                                   16,616,000      14,316,000


Other current assets                                                 2,332,000       3,247,000
                                                                 -------------     -----------
TOTAL CURRENT ASSETS                                                43,360,000      41,284,000


PROPERTY, PLANT AND EQUIPMENT - AT COST

Land, buildings and leasehold improvements                          14,986,000      14,986,000
Equipment and vehicles                                              71,630,000      71,299,000
Equipment leased to customers                                       18,301,000      18,497,000
Construction in process                                              2,703,000       2,660,000
                                                                 -------------     -----------
TOTAL                                                              107,620,000     107,442,000
Less accumulated depreciation and amortization                     (72,321,000)    (70,847,000)
                                                                 -------------     -----------

Property, plant and equipment - net                                 35,299,000      36,595,000


OTHER ASSETS

Goodwill, net of amortization                                        8,278,000       8,515,000
Deferred charges and other assets, net                               5,352,000       5,680,000
                                                                 -------------     -----------
Total other assets                                                  13,630,000      14,195,000

TOTAL ASSETS                                                     $  92,289,000    $ 92,074,000
                                                                 -------------     -----------
                                                                 -------------     -----------

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        UNAUDITED
                                                            --------------------------------------
                                                             April 3, 1999        January 2, 1999
                                                            --------------        ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                            $  10,746,000           $   6,638,000
Short-term borrowings                                                   0              10,800,000
Dividends payable                                                 837,000                 837,000
Salaries, wages and related liabilities                         4,341,000               1,883,000
Federal, state and local taxes                                  3,094,000               1,172,000
Other accrued liabilities                                       3,716,000               3,707,000
                                                            --------------        ----------------
TOTAL CURRENT LIABILITIES                                      22,734,000              25,037,000


OTHER NONCURRENT LIABILITIES

Deferred income taxes                                           1,161,000               1,271,000

Commitments and Contingencies                                           -                       -

STOCKHOLDERS' EQUITY

Preferred stock, without par value,
          2,000,000 shares authorized; none issued                      -                       -
Common stock, $.1667 stated value,
          20,000,000 shares authorized,
          7,262,598 shares issued                               1,210,000               1,210,000
Additional paid-in capital                                      8,706,000               8,588,000
Cumulative other comprehensive income                           1,594,000               2,185,000
Retained earnings                                             139,516,000             135,929,000
Less:
          Treasury stock, at cost - 2,618,035
               and 2,611,117 shares, respectively             (82,632,000)            (82,146,000)
                                                            --------------        ----------------
TOTAL STOCKHOLDERS' EQUITY                                     68,394,000              65,766,000
                                                            --------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  92,289,000           $  92,074,000
                                                            --------------        ----------------
                                                            --------------        ----------------


The accompanying notes are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                        UNAUDITED
                                                         ----------------------------------------
                                                                   Thirteen Weeks Ended
                                                         ----------------------------------------
                                                            April 3,              April 4,
                                                              1999                  1998
                                                         ------------           ------------
NET SALES                                                $ 36,666,000           $ 35,993,000
Cost of Sales                                              21,722,000             23,422,000
                                                         ------------           ------------
               Gross Margin                                14,944,000             12,571,000

Selling, administrative and
     development expenses                                   7,321,000              6,354,000
                                                         ------------           ------------
               Operating income                             7,623,000              6,217,000

OTHER INCOME (EXPENSE):
Interest and dividend income                                  105,000                103,000
Interest expense                                             (155,000)              (154,000)
Other, net                                                    (88,000)                20,000
                                                         ------------           ------------

INCOME BEFORE INCOME TAXES                                  7,485,000              6,186,000

TAXES ON INCOME                                             3,061,000              2,530,000
                                                         ------------           ------------

NET INCOME                                                  4,424,000              3,656,000

OTHER COMPREHENSIVE INCOME (EXPENSE),
  NET OF TAX:

Foreign currency translation adjustments                     (434,000)              (190,000)
Unrealized gain (loss) on marketable securities              (158,000)                44,000
                                                         ------------           ------------
           Other comprehensive income (expense)              (592,000)              (146,000)
                                                         ------------           ------------

COMPREHENSIVE INCOME                                     $  3,832,000           $  3,510,000
                                                         ------------           ------------
                                                         ------------           ------------

EARNINGS PER SHARE

          Basic                                          $       0.95           $       0.77
          Diluted                                        $       0.91           $       0.74
Cash dividends per common share                          $       0.18           $       0.15


WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTING EARNINGS PER SHARE:

          Basic                                             4,652,120              4,755,645
          Diluted                                           4,876,707              4,934,124


The accompanying notes are an integral part of the financial statements.


                                        -5

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   UNAUDITED
                                                                        ---------------------------------
                                                                              Thirteen Weeks Ended
                                                                        ---------------------------------
                                                                          April 3,                 April 4,
                                                                            1999                    1998
                                                                        -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $  4,424,000           $  3,656,000
Adjustments to reconcile net income to net
cash provided by operating activities:
       Depreciation and amortization                                        1,882,000              1,926,000
       Provision for loss on accounts receivable                              132,000                222,000
       Amortization of other noncurrent assets                                209,000                226,000
       Loss (Gain) on disposal of property, plant and equipment                 3,000                 (1,000)
       Deferred compensation                                                   70,000                111,000
       Changes in deferred income tax accounts                               (110,000)                29,000
       Changes in operating assets and liabilities:
              Accounts receivable                                          (3,696,000)            (2,579,000)
              Inventories                                                  (2,300,000)            (5,005,000)
              Other current assets                                            915,000                 74,000
              Accounts payable                                              4,108,000              6,205,000
              Salaries, wages and related liabilities                       2,458,000                426,000
              Other accrued liabilities                                     1,929,000              2,941,000
                                                                         ------------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  10,024,000              8,231,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                                    (712,000)            (1,558,000)
Proceeds from sale of property, plant and equipment                           126,000              1,136,000
Other changes, net                                                            198,000                 41,000
                                                                         ------------            -----------

NET CASH USED IN INVESTING ACTIVITIES                                        (388,000)              (381,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Acquisition of treasury shares                                               (551,000)           (17,940,000)
Sale of treasury shares                                                         5,000                      0
Exercise of stock options, including tax benefit                              109,000              1,189,000
Cash dividends                                                               (837,000)              (624,000)
Repayment of short borrowings                                             (10,800,000)                     0
                                                                         ------------            -----------

NET CASH USED IN FINANCING ACTIVITIES                                     (12,074,000)           (17,375,000)
                                                                         ------------            -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (435,000)              (194,000)
                                                                         ------------            -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,873,000)            (9,719,000)

CASH AND CASH EQUIVALENTS, Beginning of year                                8,685,000             17,425,000
                                                                         ------------            -----------

CASH AND CASH EQUIVALENTS, End of first quarter                          $  5,812,000            $ 7,706,000
                                                                         ------------            -----------
                                                                         ------------            -----------


The accompanying notes are an integral part of the financial statements.

                              LIQUI-BOX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation.

2. In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2000. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

3. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q for interim reporting purposes. Reference should be made to the Company's Form 10-K for the year ended January 2, 1999 for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

During the First Quarter 1999, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a 2% increase in sales dollars and a 4% increase in unit sales compared to the First Quarter 1998. The increase in sales dollars for the quarter was the result of the increase in unit sales combined with an increase in machine sales revenue for the Company's Inpaco subsidiary.

Gross profit, as a percentage of net sales, was 40.8% in the First Quarter 1999 and 34.9% in the First Quarter 1998. The increase in gross profit as a percent of net sales is primarily the result of improvements in plant operating efficiencies, product mix and improved margins.

For the First Quarter of 1999, selling, administrative, and development expenses were $7,321,000 as compared to $6,354,000 in the First Quarter of 1998, an increase of 15.2%. The increase is primarily due to an increase in compensation related costs.

Income before taxes as a percentage of net sales was 20.4% in the First Quarter 1999 and 17.2% in the First Quarter 1998, due to the increase in gross profits, offset by the increase in selling, administrative, and development expenses.

The provision for income taxes was 40.9% of before tax income for the First Quarter of 1999 and 40.9% for the First Quarter 1998. The effective tax rate for the First Quarter 1999 is based on the Company's anticipated tax rate for the 1999 fiscal year.

At the end of the First Quarter of 1999 and 1998, the Company had no significant backlog of orders, which is industry typical.


LIQUIDITY AND CAPITAL RESOURCES

Total working capital at April 3, 1999, was $20,626,000 compared to $16,247,000 at January 2, 1999. This increase is the result of improved operating activities and the seasonal needs of the Company. The ratio of current assets to current liabilities was 1.9 to 1 at the end of the First Quarter 1999 and 1.6 to 1 at Year End 1998. Net cash provided by operations was $10,024,000 for the three months ended April 3, 1999, compared to $8,231,000 for the three months ended April 4, 1998. Net cash used in investing activities was $388,000 for the three months ended April 3, 1999 compared to $381,000 for the three months ended April 4, 1998. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $12,074,000 for the three months ended April 3, 1999, compared to cash used of $17,375,000 for the three months ended April 4, 1998. The cash used in financing activities was primarily for the repayment of short term borrowings, in the First Quarter 1999 and the acquisition of treasury stock, in the First Quarter 1998.

The Company's major commitments for capital expenditures as of April 3, 1999 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these commitments as of April 3, 1999.

Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 1999.

There have been no significant changes in capitalization during the first three months of 1999, except for the repurchase of treasury shares in the aggregate amount of $551,000 which were acquired throughout the First Quarter 1999. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.


COMPREHENSIVE INCOME

Comprehensive income items are revenues, expenses, gains and losses which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity; such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $3,832,000 and $3,510,000 in First Quarter 1999 and First Quarter 1998, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation gains in the First Quarter 1999 and losses in the First Quarter 1998, and loss on marketable securities in the First Quarter 1999 and gain in the First Quarter 1998. Other comprehensive income is composed of the change in foreign currency translation and the change in the value of marketable securities held for investment.


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

The Company has identified its Year 2000 risk, in three categories: internal business software; internal non-financial software and imbedded chip technology; and external non-compliance by suppliers and customers.

INTERNAL BUSINESS SOFTWARE. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1995. In response to these assessments, the Company has replaced all critical systems. The Company's project plan called for the implementation of an integrated application software package purchased from a software vendor. This application software has received ITAA*2000 certification from the Information Technology Association of America as Year 2000 compliant. In addition, the Company replaced all critical computer hardware and PC software with Year 2000 compliant products. The project was implemented in the Second Quarter of 1998, at a total estimated cost of $1,600,000, of which $1,155,000 has been incurred to date. The project has been funded through operating cash flows.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. During the First Quarter, 1999, the Company completed the data-gathering phase, with regard to non-financial software and imbedded chip technology. The Company has not found any critical non-financial systems not to be Year 2000 compliant.

EXTERNAL NONCOMPLIANCE BY SUPPLIERS AND CUSTOMERS. The Company anticipates completing the process of surveying critical suppliers, service providers and customers to determine the status of their Year 2000 compliance programs during the Second Quarter of 1999. To the extent that responses to Year 2000 readiness are not satisfactory, the Company intends to change suppliers and service providers to those who have demonstrated Year 2000 readiness, but cannot be assured that it will be successful in finding such alternative suppliers and service providers. In the event that any of the Company's major customers and critical suppliers do not achieve successful and timely Year 2000 compliance, and the Company is not successful in replacing them with customers or alternative suppliers, the Company's business or operations could be adversely affected.

Based on the work to date, the Company's believes future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

EFFECT OF NEW EUROPEAN CURRENCY

The implementation of the Euro currency in certain European countries in 2002 could adversely impact the Company. In January 1999, a new currency called the "Euro" was introduced in certain Economic and Monetary Union ("EMU") countries. During 2002, all EMU countries are expected to be operating with the Euro as their single currency. Uncertainty exists as to the effect the Euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. The Company is still assessing the impact the EMU formation and Euro implementation will have on internal systems and the sale of its products. The Company expects to take appropriate actions based on the results of such assessment. The Company has not become aware of any negative impact resulting from the EMU formation and Euro implementation. The Company has not yet determined the cost related to addressing this issue, if any, and there can be no assurance that this issue and its related costs will not have a material adverse effect on the Company's business, operating results and financial condition.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2000. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

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

                                     ITEM 3.

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

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

FOREIGN CURRENCY EXCHANGE RISK

In the First Quarter 1999, European operations accounted for approximately 13% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company enters into forward exchange contracts to hedge against foreign currency fluctuations wherever economically feasible. The contracts are generally less than one year. The counter-parties to the forward contracts are financial institutions with investment grade credit ratings. At April 3, 1999, the Company had contracts of approximately $210,000 maturing from April 4, 1999 through May 12, 1999 to exchange various currencies to pounds sterling. In addition, the Company borrows from a bank the amounts of its foreign currency sales. Upon collection of the related accounts receivable, the corresponding bank loan is repaid. Reference is made to Note 1 Foreign Currency Translation, in the Notes to Financial Statements in the 1998 Annual Report, for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

MARKETABLE SECURITIES RISK

The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at April 3, 1999 was approximately $1,400,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of marketable securities would not materially impact operating results or cash flow.

INTEREST RATE RISK

The interest payable for the Company's revolving credit facilities is principally 50 basis points above the London Interback Offered Rate and therefore affected by changes in market interest rates. However, the Company has outstanding borrowings under these revolving credit facilities.

                           PART II. OTHER INFORMATION



Item 1.     Legal Proceedings:

See page 17 (Note 3 of the Notes to Consolidated Financial Statements) of the 1998 Annual Report which is incorporated herein by reference.

Item 2-5.   Inapplicable

Item 6.          Exhibits and Reports on Form 8-K

            (a)  Exhibit Index

                 Exhibit3A.   Amended Articles of Incorporation of the
                              Registrant incorporated herein by Reference to
                              Exhibit 3A to the Registrants Form 10K for the fiscal year Ended December 30, 1995.

                 Exhibit 3B. Code of Regulations as Amended of the Registrant incorporated herein by Reference to Exhibit 3 (B) to the Registrant's Form 10Q for the fiscal Quarter ended July 1, 1995.

                 Exhibit 11. Statement Re Computation of Earnings Per Share (page 11)

                 Exhibit 27.  Financial Data Schedule (page 12)

            (b) No reports on Form 8-K were filed during the quarter ended April 3, 1999.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LIQUI-BOX CORPORATION
                                       ---------------------
                                            (Registrant)



   Date          May 11, 1999          By    /s/ C. William McBee
          -------------------------        -------------------------------------
                                                  C. William McBee
                                           President and Chief Operating Officer
                                                (Duly Authorized Officer)



   Date          May 11, 1999          By         /s/ Paul J. Maynard
          -------------------------        -------------------------------------
                                                     Paul J. Maynard
                                                   Director of Finance
                                             (Principal Accounting Officer)