Form 10-Q
period 1999-07-03
LIQUI BOX CORP
filed 1999-08-16
CIK 216430

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the thirteen week period ended July 3,1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

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


                                NOT APPLICABLE
      ---------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes   X     No
                                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT AUGUST 9, 1999
--------------------------                         -----------------------------
Common Stock, no par value                              4,517,500 shares

                            Exhibit Index at Page 14

                              LIQUI-BOX CORPORATION

                                      INDEX

                                                                      PAGE NO.
------------------------------------------------------------------------------
Part I - Financial Information:

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
               July 3, 1999 and January 2, 1999                          3-4

            Condensed Consolidated Statements of Income and
               Comprehensive Income
               For the thirteen and twenty-six week periods ended
               July 3, 1999 and July 4, 1998                               5

            Condensed Consolidated Statements of Cash Flows
               For the twenty-six week periods ended
               July 3, 1999 and July 4, 1998                               6

            Notes to Unaudited Condensed Consolidated Financial
               Statements                                                  7

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        11

Part II - Other Information - Items 1-6                                12-13

            Exhibit 27 - Financial Data Schedule                          14

            Signatures                                                    15

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED
                                                             -----------------------------------
                                                             July 3, 1999        January 2, 1999
                                                             ------------        ---------------
ASSETS

------------------------------------------------------------------------------------------------
CURRENT ASSETS
------------------------------------------------------------------------------------------------

Cash and cash equivalents                                    $  3,688,000         $  8,685,000
Accounts receivable:
     Trade, net of allowance for doubtful accounts
         of $1,014,000 and $946,000, respectively              21,593,000           14,613,000
     Other                                                        812,000              423,000
                                                             ------------         ------------
Total receivables                                              22,405,000           15,036,000

Inventories:
     Raw materials and supplies                                10,732,000            7,551,000
     Work in process                                            2,753,000            3,699,000
     Finished goods                                             4,095,000            3,066,000
                                                             ------------         ------------
Total Inventories                                              17,580,000           14,316,000

Other current assets                                            2,148,000            3,247,000
                                                             ------------         ------------
TOTAL CURRENT ASSETS                                           45,821,000           41,284,000

------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST
------------------------------------------------------------------------------------------------

Land, buildings and leasehold improvements                     15,016,000           14,986,000
Equipment and vehicles                                         73,056,000           71,299,000
Equipment leased to customers                                  18,021,000           18,497,000
Construction in process                                         2,424,000            2,660,000
                                                             ------------         ------------
TOTAL                                                         108,517,000          107,442,000
Less accumulated depreciation and amortization                (74,139,000)         (70,847,000)
                                                             ------------         ------------

Property, plant and equipment - net                            34,378,000           36,595,000

------------------------------------------------------------------------------------------------
OTHER ASSETS
------------------------------------------------------------------------------------------------

Goodwill, net of amortization                                   8,062,000            8,515,000
Deferred charges and other assets, net                          5,618,000            5,680,000
                                                             ------------         ------------
Total other assets                                             13,680,000           14,195,000

TOTAL ASSETS                                                 $ 93,879,000         $ 92,074,000
                                                             ------------         ------------
                                                             ------------         ------------

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         UNAUDITED
                                                             -----------------------------------
                                                             July 3, 1999        January 2, 1999
                                                             ------------        ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
------------------------------------------------------------------------------------------------

Accounts payable                                             $  8,855,000         $  6,638,000
Short-term borrowings                                           5,946,000           10,800,000
Dividends payable                                                 813,000              837,000
Salaries, wages and related liabilities                         5,762,000            1,883,000
Federal, state and local taxes                                    405,000            1,172,000
Other accrued liabilities                                       3,665,000            3,707,000
                                                             ------------         ------------
TOTAL CURRENT LIABILITIES                                      25,446,000           25,037,000

------------------------------------------------------------------------------------------------
OTHER NONCURRENT LIABILITIES
------------------------------------------------------------------------------------------------

Deferred income taxes                                           1,258,000            1,271,000

------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------

Preferred stock, without par value,
          2,000,000 shares authorized; none issued                      -                    -
Common stock, $.1667 stated value,
          20,000,000 shares authorized,
          7,262,598 shares issued                               1,210,000            1,210,000
Additional paid-in capital                                      8,872,000            8,588,000
Cumulative other comprehensive income                           1,592,000            2,185,000
Retained earnings                                             144,655,000          135,929,000
Less:
          Treasury stock, at cost - 2,743,559
               and 2,611,117 shares, respectively             (89,154,000)         (82,146,000)
                                                             ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                     67,175,000           65,766,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 93,879,000         $ 92,074,000
                                                             ------------         ------------
                                                             ------------         ------------

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

                                                             UNAUDITED                              UNAUDITED
                                                   ------------------------------         ------------------------------
                                                        Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                                   ------------------------------         ------------------------------
                                                     July 3,            July 4,             July 3,            July 4,
                                                       1999              1998                1999               1998
                                                   -----------        -----------         -----------        -----------
NET SALES                                          $44,141,000        $43,934,000         $80,807,000        $79,927,000
Cost of Sales                                       26,292,000         27,298,000          48,014,000         51,612,000
                                                   -----------        -----------         -----------        -----------
         Gross Margin                               17,849,000         16,636,000          32,793,000         28,315,000

Selling, administrative and
     development expenses                            7,903,000          7,436,000          15,224,000         12,898,000
                                                   -----------        -----------         -----------        -----------
         Operating income                            9,946,000          9,200,000          17,569,000         15,417,000

OTHER INCOME (EXPENSE):
Interest and dividend income                            90,000             87,000             195,000            190,000
Interest expense                                         6,000           (130,000)           (149,000)          (284,000)
Other, net                                              28,000            (22,000)            (60,000)            (2,000)
                                                   -----------        -----------         -----------        -----------

INCOME BEFORE INCOME TAXES                          10,070,000          9,135,000          17,555,000         15,321,000

TAXES ON INCOME                                      4,119,000          3,736,000           7,180,000          6,266,000
                                                   -----------        -----------         -----------        -----------

NET INCOME                                           5,951,000          5,399,000          10,375,000          9,055,000

OTHER COMPREHENSIVE INCOME (EXPENSE),
  NET OF TAX:

Foreign currency translation adjustments              (148,000)           107,000            (490,000)           (83,000)
Unrealized gain (loss) on marketable securities        146,000            (15,000)             23,000             28,000
                                                   -----------        -----------         -----------        -----------
         Other comprehensive income (expense)           (2,000)            92,000            (467,000)           (55,000)
                                                   -----------        -----------         -----------        -----------

COMPREHENSIVE INCOME                               $ 5,949,000        $ 5,491,000         $ 9,908,000        $ 9,000,000
                                                   -----------        -----------         -----------        -----------
                                                   -----------        -----------         -----------        -----------

------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
------------------------------------------------------------------------------------------------------------------------

          Basic                                          $1.30              $1.14               $2.25              $1.91
          Diluted                                        $1.24              $1.10               $2.15              $1.84
Cash dividends per common share                          $0.18              $0.15               $0.36              $0.30

------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTING EARNINGS PER SHARE:
------------------------------------------------------------------------------------------------------------------------

          Basic                                      4,570,583          4,723,138           4,611,351          4,739,392
          Diluted                                    4,794,956          4,927,004           4,834,960          4,925,261

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           UNAUDITED
                                                                               ---------------------------------
                                                                                     Twenty-six Weeks Ended
                                                                               ---------------------------------
                                                                                  July 3,              July 4,
                                                                                   1999                  1998
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------------------------------------------------------

Net income                                                                     $ 10,375,000         $  9,055,000
Adjustments to reconcile net income to net
cash provided by operating activities:
       Depreciation and amortization                                              3,818,000            3,867,000
       Provision for loss on accounts receivable                                    309,000              383,000
       Amortization of other noncurrent assets                                      436,000              473,000
       Loss (Gain) on disposal of property, plant and equipment                      39,000               (1,000)
       Deferred compensation                                                        155,000              230,000
       Changes in deferred income tax accounts                                      (13,000)              14,000
       Changes in operating assets and liabilities:
              Accounts receivable                                                (7,666,000)          (7,821,000)
              Inventories                                                        (3,244,000)          (2,980,000)
              Other current assets                                                1,092,000             (334,000)
              Accounts payable                                                    2,189,000            2,496,000
              Salaries, wages and related liabilities                             3,879,000            3,686,000
              Other accrued liabilities                                            (818,000)             872,000
                                                                               ------------         ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        10,551,000            9,940,000

----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------------------------------------------------------------------------------

Purchase of property, plant and equipment                                        (2,102,000)          (5,378,000)
Proceeds from sale of property, plant and equipment                                 474,000            1,575,000
Other changes, net                                                                   66,000               65,000
                                                                               ------------         ------------

NET CASH USED IN INVESTING ACTIVITIES                                            (1,562,000)          (3,738,000)

----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------------------------------------------

Acquisition of treasury shares                                                   (7,179,000)         (18,839,000)
Sale of treasury shares                                                              10,000                    0
Exercise of stock options, including tax benefit                                    291,000            1,368,000
Cash dividends                                                                   (1,674,000)          (1,334,000)
Proceeds from short-term borrowings                                               5,946,000                    -
Repayment of short-term borrowings                                              (10,800,000)          (2,501,000)
                                                                               ------------         ------------

NET CASH USED IN FINANCING ACTIVITIES                                           (13,406,000)         (21,306,000)

----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (580,000)             (91,000)
----------------------------------------------------------------------------------------------------------------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                          (4,997,000)         (15,195,000)

CASH AND CASH EQUIVALENTS, Beginning of year                                      8,685,000           17,425,000
                                                                               ------------         ------------

CASH AND CASH EQUIVALENTS, End of first quarter                                $  3,688,000         $  2,230,000
                                                                               ------------         ------------
                                                                               ------------         ------------

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

2. In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2001. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

3. The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Europe. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 1999 and 1998. Net sales for the United States and Europe was $38,744,000 and $5,397,000 for the Second Quarter 1999 and $38,701,000 and $5,233,000 for
     the Second Quarter 1998. For the first six months of 1999 net sales for the United States and Europe was $70,703,000 and $10,104,000 compared to $69,256,000 and $10,671,000 for the first six months of 1998. Operating income for the United States and Europe was $9,550,000 and $396,000 for the Second Quarter 1999 and $8,962,000 and $238,000 for the Second Quarter 1998. For the first six months of 1999 operating income for the United States and Europe was $16,769,000 and $800,000 compared to $14,842,000 and $575,000 for the first six months of 1998.

4. The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended January 2, 1999 consolidated financial statements of Liqui-Box Corporation contained in the Annual Report on Form 10-K (File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

                                   ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During the Second Quarter 1999, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a .5% increase in sales dollars and a 3% increase in unit sales compared to the Second Quarter 1998. The increase in sales dollars for the quarter was the result of the increase in unit sales, partly offset by the sales mix and price changes.

Gross profit, as a percentage of net sales, was 40.4% for the Second Quarter 1999 and 37.9% for the Second Quarter 1998. For the first two quarters of 1999, gross profit as a percentage of net sales was 40.6% compared to 35.4% for the same period in 1998. The increase in gross profit as a percent of net sales is primarily the result of improvements in plant operating efficiencies, product mix and improved margins.

For the Second Quarter of 1999, selling, administrative, and development expenses were $7,903,000 as compared to $7,436,000 in the Second Quarter of 1998, an increase of 6%. For the first six months of 1999, selling, administrative, and development expenses were $15,224,000 compared to $12,898,000 for the first six months of 1998. The increase is primarily due to an increase in compensation related costs.

Income before taxes as a percentage of net sales was 22.8% in the Second Quarter 1999 and 20.8% in the Second Quarter 1998, due to the increase in gross profits, offset by the increase in selling, administrative, and development expenses. For the first six months of 1999, income before taxes as a percentage of net sales was 21.7% of sales as compared to 19.2% for the first six months of 1998.

The provision for income taxes was 40.9% of before tax income for the Second Quarter of 1999 and 40.9% for the Second Quarter 1998. On a year-to-date basis, the provision for income taxes was 40.9% in 1999 and 40.9% in 1998. The effective tax rate for the first six months of 1999 is based on the Company's anticipated tax rate for the 1999 fiscal year.

At the end of the Second Quarter of 1999 and 1998, the Company had no significant backlog of orders, which is industry typical.


LIQUIDITY AND CAPITAL RESOURCES

Total working capital at July 3, 1999, was $20,375,000 compared to $16,247,000 at January 2, 1999. This increase is the result of improved operating activities and the seasonal needs of the Company. The ratio of current assets to current liabilities was 1.8 to 1 at the end of the Second Quarter 1999 and 1.6 to 1 at year-end 1998. Net cash used in investing activities was $1,562,000 for the six months ended July 3, 1999 compared to $3,738,000 for the six months ended July 4, 1998. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $13,406,000 for the six months ended July 3, 1999, compared to cash used of $21,306,000 for the six months ended July 4, 1998. The cash used in financing activities was primarily for the acquisition of treasury stock, repayment of short-term debt and payment of cash dividends.

The Company's major commitments for capital expenditures as of July 3, 1999 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. There was $5,946,000 outstanding under these credit facilities as of July 3, 1999.

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

There have been no significant changes in capitalization during the first six months of 1999, except for the repurchase of outstanding common shares in the aggregate amount of $7,179,000 which were acquired throughout the first six months of 1999 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.


COMPREHENSIVE INCOME

Comprehensive income is based on revenues, expenses, gains and losses which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $5,949,000 and $5,491,000 in Second Quarter 1999 and Second Quarter 1998, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation losses in the Second Quarter 1999 and currency translation gains in the Second Quarter 1998, and gain on marketable securities in the Second Quarter 1999 compared to a loss on marketable securities in the Second Quarter 1998. Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.


YEAR 2000

In prior years, certain computer programs were written using two digits, rather than four, to define the applicable year. These programs were written without considering the impact of the upcoming century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future.

The Company has identified its Year 2000 risk in three categories: internal business software; internal non-financial software and imbedded chip technology; and external non-compliance by suppliers and customers.

INTERNAL BUSINESS SOFTWARE. The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1995. In response to these assessments, the Company has replaced all critical systems. The Company's project plan called for the implementation of an integrated application software package purchased from a software vendor. This application software has received ITAA*2000 certification from the Information Technology Association of America as Year 2000 compliant. In addition, the Company replaced all critical computer hardware and PC software with Year 2000 compliant products. The project was implemented in the Second Quarter of 1998 at a total estimated cost of $1,600,000, of which $1,360,000 has been incurred to date. The project has been funded through operating cash flows.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. During the First Quarter, 1999, the Company completed the data-gathering phase, with regard to non-financial software and imbedded chip technology. The Company has not found any critical non-financial systems or imbedded chip technology not to be Year 2000 compliant.

EXTERNAL NONCOMPLIANCE BY SUPPLIERS AND CUSTOMERS. During the Second Quarter, 1999, the Company completed the data-gathering phase with regard to major suppliers. The Company has not found any major suppliers not to be Year 2000 compliant. The Company anticipates completing the process of surveying customers to determine the status of their Year 2000 compliance programs during the Third Quarter of 1999. In the event that any of the Company's major customers do not achieve successful and timely Year 2000 compliance, and the Company is not successful in replacing them with comparable customers, the Company's business or operations could be adversely affected.

Based on the work to date, the Company believes future costs relating to the Year 2000 issue will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.


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


NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2001. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. All such statements which are not historical fact are forward-looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the EURO; capacity; efficiency and supply constraints; effective remediation of Year 2000 issues; weather conditions; and other risks detailed in the Company's press releases, shareholder communications and Security and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated.


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


FOREIGN CURRENCY EXCHANGE RISK

In the Second Quarter 1999, European operations accounted for approximately 12% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1 -Accounting Policies- Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.


MARKETABLE SECURITIES RISK

The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at July 3, 1999 was approximately $1,600,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.


INTEREST RATE RISK

The interest payable for the Company's revolving credit facilities is principally 50 basis points above the London Interbank Offered Rate and therefore affected by changes in market interest rates. A hypothetical 10% increase in the interest rate would not materially impact operating results or cash flow.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS:

Not Applicable

ITEM 2.   Inapplicable

ITEM 3.   Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The 1999 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on April 21, 1999. At the close of business on February 24, 1999 (the "record date"), 4,654,026 common shares of the Company were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 3,050,761 common shares or 65.55% of the outstanding common shares of the Company entitled to be voted at the meeting were represented in person or by proxy.

          (b)  Directors elected at the Annual Meeting were:

               Carl J. Aschinger, Jr.:
               Votes For:  3,045,196         Votes Withheld:  5,565         Broker Non-Votes:  None

               Charles R. Coate:
               Votes For:  3,045,196         Votes Withheld:  5,565         Broker Non-Votes:  None

               Samuel N. Davis:
               Votes For:  3,045,134         Votes Withheld:  5,627         Broker Non-Votes:  None

               C. William McBee:
               Votes For:  3,044,067         Votes Withheld:  6,694         Broker Non-Votes:  None

               Other directors whose terms of office continued after the Annual Meeting are:

                  Samuel B. Davis
                  Robert S. Hamilton
                  Russell M. Gertmenian

          (c)  See Item 4(b) for the voting results for directors.

          (d)  Not applicable


ITEM 5.   Inapplicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit Index

               Exhibit 3A. Amended Articles of Incorporation of the Registrant incorporated herein by Reference to Exhibit 3A to the Registrants Form 10K for the fiscal year Ended December 30, 1995.

               Exhibit 3B. Code of Regulations as Amended of the Registrant incorporated herein by Reference to Exhibit 3 (B) to the Registrant's Form 10Q for the fiscal Quarter ended July 1, 1995.

               Exhibit 27.  Financial Data Schedule (page 14)

          (b) No reports on Form 8-K were filed during the quarter ended July 3, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LIQUI-BOX CORPORATION
                                               ------------------------
                                                      (Registrant)



Date    August 11, 1999                 By     /s/ C. William McBee
        ---------------                     ----------------------------
                                                  C. William McBee
                                       President and Chief Operating Officer
                                              (Duly Authorized Officer)


Date    August 11, 1999                 By        /s/ Paul J. Maynard
        ---------------                     ----------------------------
                                                    Paul J. Maynard
                                                  Director of Finance
                                            (Principal Accounting Officer)