Form 10-Q
period 1999-10-02
LIQUI BOX CORP
filed 1999-11-12
CIK 216430

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended October 2, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-8514

LIQUI-BOX CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-0628033 (I.R.S. Employer Identification No.)
6950 Worthington-Galena Road, Worthington, Ohio (Address of principal executive offices)	43085 (Zip Code)

(614) 888-9280
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 1999
Common Stock, no par value	4,509,024 shares

Exhibit Index at Page 12

LIQUI-BOX CORPORATION

INDEX

Page No.
Part I—Financial Information:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets October 2, 1999 and January 2, 1999	3-4
Condensed Consolidated Statements of Income and Comprehensive Income For the thirteen and thirty-nine week periods ended October 2, 1999 and October 3, 1998	5
Condensed Consolidated Statements of Cash Flows For the thirty-nine week periods ended October 2, 1999 and October 3, 1998	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3. Quantitative and Qualitative Disclosure About Market Risk	11
Part II—Other Information—Items 1-6	12
Signatures	13
Exhibit 27—Financial Data Schedule	14

LIQUI-BOX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 2, 1999	January 2, 1999
	UNAUDITED
Assets
Current Assets
Cash and cash equivalents	$5,505,000	$8,685,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $992,000 and $946,000, respectively	19,958,000	14,613,000
Other	1,099,000	423,000

Total receivables	21,057,000	15,036,000
Inventories:
Raw materials and supplies	10,840,000	7,551,000
Work in process	2,722,000	3,699,000
Finished goods	3,617,000	3,066,000

Total Inventories	17,179,000	14,316,000
Other current assets	2,130,000	3,247,000

Total Current Assets	45,871,000	41,284,000
Property, Plant and Equipment—at Cost
Land, buildings and leasehold improvements	15,061,000	14,986,000
Equipment and vehicles	74,486,000	71,299,000
Equipment leased to customers	17,903,000	18,497,000
Construction in process	3,114,000	2,660,000

Total	110,564,000	107,442,000
Less accumulated depreciation and amortization	(76,026,000)	(70,847,000)

Property, plant and equipment—net	34,538,000	36,595,000
Other Assets
Goodwill, net of amortization	8,029,000	8,515,000
Deferred charges and other assets, net	5,536,000	5,680,000

Total other assets	13,565,000	14,195,000
Total Assets	$93,974,000	$92,074,000

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 2, 1999	January 2, 1999
	UNAUDITED
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$9,655,000	$6,638,000
Short-term borrowings	—	10,800,000
Dividends payable	902,000	837,000
Salaries, wages and related liabilities	5,373,000	1,883,000
Federal, state and local taxes	1,517,000	1,172,000
Other accrued liabilities	3,134,000	3,707,000

Total Current Liabilities	20,581,000	25,037,000
Other Noncurrent Liabilities
Deferred income taxes	1,250,000	1,271,000
Stockholders' Equity
Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	9,056,000	8,588,000
Cumulative other comprehensive income	2,347,000	2,185,000
Retained earnings	149,563,000	135,929,000
Less:
Treasury stock, at cost—2,754,668 and 2,611,117 shares, respectively	(90,033,000)	(82,146,000)
Total Stockholders' Equity	72,143,000	65,766,000

Total Liabilities and Stockholders' Equity	$93,974,000	$92,074,000

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income

	Thirteen Weeks Ended
			Thirty-nine Weeks Ended
	October 2, 1999	October 3, 1998
			October 2, 1999	October 3, 1998
	UNAUDITED		UNAUDITED
Net Sales	$44,327,000	$42,177,000	$125,134,000	$122,104,000
Cost of Sales	28,201,000	27,403,000	76,215,000	79,015,000

Gross Margin	16,126,000	14,774,000	48,919,000	43,089,000
Selling, administrative and development expenses	6,349,000	5,601,000	21,573,000	18,499,000

Operating income	9,777,000	9,173,000	27,346,000	24,590,000
Other Income (Expense):
Interest and dividend income	45,000	58,000	240,000	248,000
Interest expense	(34,000)	(150,000)	(183,000)	(434,000)
Other, net	44,000	(111,000)	(16,000)	(113,000)

Income Before Income Taxes	9,832,000	8,970,000	27,387,000	24,291,000
Taxes on income	4,021,000	3,669,000	11,201,000	9,935,000

Net Income	5,811,000	5,301,000	16,186,000	14,356,000
Other Comprehensive Income (Expense), Net of Tax:
Foreign currency translation adjustments	767,000	255,000	186,000	172,000
Unrealized gain (loss) on marketable securities	(12,000)	(114,000)	(24,000)	(86,000)

Other comprehensive income (expense)	755,000	141,000	162,000	86,000

Comprehensive Income	$6,566,000	$5,442,000	$16,348,000	$14,442,000

Earnings per share
Basic	$1.29	$1.13	$3.53	$3.04
Diluted	$1.23	$1.08	$3.37	$2.92
Cash dividends per common share	$0.20	$0.18	$0.56	$0.48
Weighted average number of shares used in computing earnings per share:
Basic	4,514,151	4,684,514	4,578,951	4,721,099
Diluted	4,742,655	4,901,412	4,799,951	4,918,885

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Thirty-nine Weeks Ended
	October 2, 1999	October 3, 1998
	UNAUDITED
Cash Flows from Operating Activities:
Net income	$16,186,000	$14,356,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,774,000	5,917,000
Provision for loss on accounts receivable	176,000	498,000
Amortization of other noncurrent assets	652,000	713,000
Loss (Gain) on disposal of property, plant and equipment	52,000	(1,000)
Deferred compensation	239,000	275,000
Changes in deferred income tax accounts	(21,000)	(63,000)
Changes in operating assets and liabilities:
Accounts receivable	(6,143,000)	(2,993,000)
Inventories	(2,838,000)	(2,675,000)
Other current assets	1,109,000	(202,000)
Accounts payable	2,937,000	653,000
Salaries, wages and related liabilities	3,490,000	1,990,000
Other accrued liabilities	(252,000)	(180,000)

Net cash provided by operating activities	21,361,000	18,288,000
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(4,775,000)	(7,515,000)
Proceeds from sale of property, plant and equipment	1,039,000	2,176,000
Other changes, net	(44,000)	20,000

Net cash used in investing activities	(3,780,000)	(5,319,000)
Cash Flows from Financing Activities:
Acquisition of treasury shares	(8,195,000)	(22,455,000)
Sale of treasury shares	15,000	—
Exercise of stock options, including tax benefit	522,000	1,903,000
Cash dividends	(2,487,000)	(2,042,000)
Proceeds from short-term borrowings	5,946,000	—
Repayment of short-term borrowings	(16,746,000)	(1,700,000)

Net cash used in financing activities	(20,945,000)	(24,294,000)
Effect of Exchange Rate Changes on Cash	184,000	173,000
(Decrease) in cash and cash equivalents	(3,180,000)	(11,152,000)
Cash and cash equivalents, Beginning of year	8,685,000	17,425,000

Cash and cash equivalents, End of third quarter	$5,505,000	$6,273,000

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

2.
In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2001. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

3.
The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Europe. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 1999 and 1998. Net sales for the United States and Europe were $38,543,000 and $5,784,000 for the Third Quarter 1999 and $37,703,000 and $4,474,000 for the Third Quarter 1998. For the first nine months of 1999 net sales for the United States and Europe were $109,246,000 and $15,888,000 compared to $106,959,000 and $15,145,000 for the first nine months of 1998. Operating income for the United States and Europe were $9,363,000 and $414,000 for the Third Quarter 1999 and $8,971,000 and $202,000 for the Third Quarter 1998. For the first nine months of 1999 operating income for the United States and Europe were $26,132,000 and $1,214,000 compared to $23,813,000 and $777,000 for the first nine months of 1998.

4.
The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended January 2, 1999 consolidated financial statements of Liqui-Box Corporation and its subsidiaries contained in the Annual Report on Form 10-K (File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    During the Third Quarter 1999, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a 5% increase in sales dollars and a 3% increase in unit sales compared to the Third Quarter 1998. The increase in sales dollars for the quarter was principally the result of the increase in unit sales and to a lesser extent, product mix.

    Gross profit, as a percentage of net sales, was 36.4% for the Third Quarter 1999 and 35% for the Third Quarter 1998. For the first three quarters of 1999, gross profit as a percentage of net sales was 39.1% compared to 35.3% for the same period in 1998. The increase in gross profit as a percent of net sales is primarily the result of improvements in plant operating efficiencies, product mix and improved margins.

    For the Third Quarter of 1999, selling, administrative, and development expenses were $6,349,000 as compared to $5,601,000 in the Third Quarter of 1998, an increase of 13%. For the first nine months of 1999, selling, administrative, and development expenses were $21,573,000 compared to $18,499,000 for the first nine months of 1998. The increase is primarily due to an increase in compensation related costs.

    Income before taxes as a percentage of net sales was 22.2% in the Third Quarter 1999 and 21.3% in the Third Quarter 1998, due to the increase in gross profits, offset by the increase in selling, administrative, and development expenses. For the first nine months of 1999, income before taxes as a percentage of net sales was 21.9% of sales as compared to 19.9% for the first nine months of 1998.

    The provision for income taxes was 40.9% of before taxable income for the Third Quarter of 1999 and 40.9% for the Third Quarter 1998. On a year-to-date basis, the provision for income taxes was 40.9% in 1999 and 40.9% in 1998. The effective tax rate for the first nine months of 1999 is based on the Company's anticipated tax rate for the 1999 fiscal year.

    At the end of the Third Quarter of 1999 and 1998, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

    Total working capital at October 2, 1999, was $25,290,000 compared to $16,247,000 at January 2, 1999. This increase is the result of improved operating activities and the seasonal needs of the Company. The ratio of current assets to current liabilities was 2.2 to 1 at the end of the Third Quarter 1999 and 1.6 to 1 at year-end 1998. Net cash used in investing activities was $3,780,000 for the nine months ended October 2, 1999 compared to $5,319,000 for the nine months ended October 3, 1998. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $20,945,000 for the nine months ended October 2, 1999, compared to cash used of $24,294,000 for the nine months ended October 3, 1998. The cash used in financing activities was primarily for the repurchase of outstanding shares, repayment of short-term debt and payment of cash dividends.

    The Company's major commitments for capital expenditures as of October 2, 1999 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of October 2, 1999.

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

    There have been no significant changes in capitalization during the first nine months of 1999, except for the repurchase of outstanding common shares in the aggregate amount of $8,195,000 which were acquired throughout the first nine months of 1999 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Comprehensive Income

    Comprehensive income is based on revenues, expenses, gains and losses which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $6,566,000 and $5,442,000 in Third Quarter 1999 and Third Quarter 1998, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation gains in the Third Quarter 1999 and Third Quarter 1998, and losses on marketable securities in the Third Quarter 1999 and Third Quarter 1998. Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.

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

    Internal Business Software.  The Company has been assessing the impact that the Year 2000 issue will have on its computer systems since 1995. In response to these assessments, the Company has replaced all critical systems. The Company's project plan called for the implementation of an integrated application software package purchased from a software vendor. This application software has received ITAA*2000 certification from the Information Technology Association of America as Year 2000 compliant. In addition, the Company replaced all critical computer hardware and PC software with Year 2000 compliant products. The project was implemented in the Second Quarter of 1998 at a total estimated cost of $1,875,000, of which $1,436,000 has been incurred to date. The project has been funded through operating cash flows.

    Internal Non-Financial Software and Imbedded Chip Technology.  During the First Quarter, 1999, the Company completed the data-gathering phase, with regard to non-financial software and imbedded chip technology. The Company has not found any critical non-financial systems or imbedded chip technology not to be Year 2000 compliant.

    External Noncompliance by Suppliers and Customers.  During the Second Quarter, 1999, the Company completed the data-gathering phase with regard to major suppliers. The Company has not found any major suppliers not to be Year 2000 compliant. During the Third Quarter, 1999, the Company completed the process of surveying major customers to determine the status of their Year 2000 compliance programs. The Company has not found any major customers not to be Year 2000 compliant. In the event that any of the Company's major customers ultimately do not achieve successful and timely Year 2000 compliance, and the Company is not successful in replacing them with comparable customers, the Company's business or operations could be adversely affected.

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

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt this statement until January 2001. The Company has not determined its method or timing of adopting this statement or the impact on its financial statements.

Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. All such statements which are not historical fact are forward-looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the EURO; capacity; efficiency and supply constraints; effective remediation of Year 2000 issues; weather conditions; and other risks detailed in the Company's press releases, shareholder communications and Security and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated. The Company is not obligated to update or revise forward-looking statements relating to the Company to reflect new events or circumstances.

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

Foreign Currency Exchange Risk

    In the Third Quarter 1999, European operations accounted for approximately 13% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1—Accounting Policies—Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to shareholders for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

    The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at October 2, 1999 was approximately $1,600,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings:  Not applicable

Item 2.    Changes in Securities:  Not applicable

Item 3.    Defaults Upon Senior Securities:  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders:  Not applicable

Item 5.    Other Information:  Not applicable

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

    (b)
    No reports on Form 8-K were filed during the quarter ended October 2, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION
(Registrant)
Date:	November 5, 1999	By:	/s/ C. WILLIAM MCBEE C. William McBee President and Chief Operating Officer (Duly Authorized Officer)
Date:	November 5, 1999	By:	/s/ PAUL J. MAYNARD Paul J. Maynard Director of Finance (Principal Accounting Officer)

QuickLinks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II. OTHER INFORMATION

SIGNATURES