Form 10-K405
period 2000-01-01
LIQUI BOX CORP
filed 2000-03-31
CIK 216430

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year (fifty-two weeks) ended January 1, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from N/A To N/A .

                          Commission File Number 0-8514

                              LIQUI-BOX CORPORATION
             (Exact name of registrant as specified in its charter)


             OHIO                                                31-0628033
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


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

                           Common Shares, No Par Value
                           ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


Based upon the closing price reported on The NASDAQ National Market on February 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $115,862,000. The number of common shares outstanding at February 24, 2000 was 4,468,476.

Documents Incorporated by Reference:

         (1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 2000 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

         (2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 20, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

DESCRIPTION OF PRINCIPAL PRODUCTS - The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers; injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. In addition, the Company manufactures equipment for filling such packaging products (approximately 4% of total net sales). These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, agents and the Company's own export operations. In 1999, the Company maintained its position in its principal markets of beverage, processed foods and specialty industrial products.

COMPETITION - The plastic packaging market is large and highly fragmented. There are numerous competitors and the major market in which the Company sells its products is very competitive. These products are in competition with similar products produced by other manufacturers, and in some instances, with products produced by other industries from other raw materials.

The plastic packaging industry is, therefore, highly price competitive. A substantial number of manufacturers compete in the national and international markets. None are considered to be dominant. According to information in the public domain, Liqui-Box supplies less than one percent of the total plastic packaging market in the United States.

While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material effect on the Company's business. The risk associated with such a potential loss is mitigated by an exclusive 3-year supply agreement between the Company and The Perrier Group of America. This agreement, which was renegotiated in 1997 in accordance with the terms of the original supply agreement, expires on December 31, 2000. Sales to this customer constituted 22%, 20% and 19% of total sales in 1999, 1998 and 1997, respectively.

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

R & D expenditures in 1999, 1998 and 1997 were $1,436,000, $1,221,000 and
$1,371,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

Information on research and development can also be found on Pages 4 and 5 [Management's Discussion and Analysis] and on Page 15 [Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements] of the 1999 Annual Report and is incorporated herein by reference.

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

EMPLOYEES - Liqui-Box employed 729 individuals in its operations throughout the United States and in Europe on January 1, 2000. Approximately 2% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employee group to be an asset.

FOREIGN OPERATIONS AND SALES - The Company's European operations constituted 13% of consolidated net sales, less than 6% of consolidated income before taxes and 24% of consolidated identifiable assets as of and for the year ended January 1, 2000. European operations constituted 13% of consolidated net sales, less than 4% of consolidated income before taxes and 21% of consolidated identifiable assets as of and for the year ended January 2, 1999. Further information can be found on page 21 [Note 9 of the Notes to Consolidated Financial Statements] of the 1999 Annual Report and is incorporated herein by reference.

Item 2. Properties:

At January 1, 2000, the Company owned or leased property at fifteen (15) locations for manufacturing and offices with a total of approximately 609,000 square feet of floor space. The following table summarizes the properties owned or leased.

                                                    Approximate             Owned              Expiration
                                                   Floor Space               or                  Date of
        Use and Location:                           (Sq. Ft.)               Leased                Lease
        -----------------                          ------------             ------             ----------
        Executive offices, research and
               manufacturing:
               Worthington, Ohio                      63,000                 Owned                 N/A
        Manufacturing:
               Ashland, Ohio                          43,000                Leased          Less than 1 year
               Ashland, Ohio                          22,000                 Owned                 N/A
               Houston, Texas                         33,000                Leased                2005
               Elkton, Maryland                       58,000                Leased                2015
               Auburn, Massachusetts                  30,000                 Owned                 N/A
               Ontario, California                    61,000                Leased                2003
               Upper Sandusky, Ohio                   76,000                 Owned                 N/A
               Lake Wales, Florida                     8,000                 Owned                 N/A
               Lake Wales, Florida                    12,000                 Owned                 N/A
               Sacramento, California                 74,000                Leased                2002
               Sacramento, California                 24,000                Leased           Month to Month
               Allentown, Pennsylvania                40,000                Leased                2006
               Romiley, England                       53,000                Leased                2006
               Romiley, England                       12,000                Leased                2006


The Company believes that its properties, plant and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options which the Company expects to exercise to maintain its operations at the facilities.


Item 3. Legal Proceedings:

See page 17 [Note 3 of the Notes to Consolidated Financial Statements] of the 1999 Annual Report which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders:

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT:

The names, ages and positions of all of the executive officers of Liqui-Box, as of February 24, 2000, are listed below along with their business experience during the past five years. Executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.


            NAME                        AGE                               TITLE
            -------------------------------------------------------------------
            Samuel B. Davis (1)         58                    Chairman of the Board, Chief Executive
                                                              Officer, Treasurer and Director

            Robert S. Hamilton (2)      71                    Vice Chairman of the Board and Director

            C. William McBee (3)        57                    Chief Operating Officer, President, Secretary
                                                              and Director

            Samuel N. Davis (4)         35                    Vice President, Development and Director

            William A. Duelge (5)       41                    Vice President, Sales and Marketing

            Stewart M. Graves (6)       49                    Vice President, International

            Barry Pritchard (7)         41                    Vice President, Technology and Equipment
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

(5) William A. Duelge became Vice President, Sales and Marketing and an executive officer in December, 1999. Mr. Duelge was Vice President of National Applications for Xpedx Division of International Paper in Atlanta, Georgia from August 1998 through July 1999. From January, 1995 through August, 1998, Mr. Duelge was Vice President of National Applications for Zellerbach Division of Mead Corporation in Tampa, Florida and Atlanta, Georgia.

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

Foreign Currency Exchange Risk

In 1999 and 1998, European operations accounted for approximately 13% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. During 1999, the Company entered into forward exchange contacts to hedge against foreign currency fluctuations wherever economically feasible. The contracts were generally less than one year and at January 1, 2000 there were no contracts outstanding. The counter-parties to the forward exchange contracts were financial institutions with investment grade credit ratings. During 1999, the Company changed its hedging methodology and began maintaining cash balances in various foreign currencies to hedge transactions which are to be settled in the business unit's functional currency. Reference is made to Note 1 Foreign Currency Translation in the Notes to the Financial Statements for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at January 1, 2000 was approximately $1,252,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

The interest payable for the Company's revolving credit facilities are affected by changes in market interest rates. However, the Company has the option to pay balances in full at any time without penalty. As a result, the Company believes that the market risk is minimal.


                                                                                     Pages
                                                                                     -----
The following items are incorporated herein by reference from the indicated
pages of the 1999 Annual Report:

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters                                                 3


Item 6.  Selected Financial Data                                                         3

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of Operation                              4  - 7


Item 8.  Financial Statements and Supplementary Data                                  8 - 22


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                            None

                                    PART III


The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.


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
         Neither the Report of the Board of Directors and Stock Option Committee
         on executive compensation, nor the performance graph included in the
         Registrant's definitive Proxy Statement for its 2000 Annual Meeting, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners                              2 - 3
         and Management

Item 13. Certain Relationships and Related Transactions                             4, 5 and 10


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a)(1) The following consolidated financial statements of Liqui-Box Corporation and Subsidiaries, included in the Registrant's 1999 Annual Report, are incorporated by reference in Item 8 and filed as Exhibit 13 to this report. The page numbers indicate the location of the consolidated financial statements in the Registrant's 1999 Annual Report.

              Consolidated Balance Sheets
              --January 1, 2000 and January 2, 1999                                     8 - 9

              Consolidated Statements of Income
              --Fifty-two weeks ended January 1, 2000,
                Fifty-two weeks ended January 2, 1999 and
                Fifty-three weeks ended January 3, 1998                                   10

              Consolidated Statements of Cash Flows
              --Fifty-two weeks ended January 1, 2000,
                Fifty-two weeks ended January 2, 1999,
                Fifty-three weeks ended January 3, 1998                                   11

              Consolidated Statements of Stockholders' Equity
              --Fifty-two weeks ended January 1, 2000,
                Fifty-two weeks ended January 2, 1999 and
                Fifty-three weeks ended January 3, 1998                               12 - 13

              Notes to Consolidated Financial Statements                                14 - 21

              Report of Independent Auditors                                              22

         Report of Independent Auditors on Financial Statement Schedules.
         The page number indicates the location in this Form 10-K                          61

(a)(2) The following consolidated financial statement schedules of Liqui-Box Corporation and Subsidiaries are included pursuant to Item
         14(d). The page number indicates the location in this Form 10-K.

              II -  Valuation and Qualifying Accounts                                      10


Schedules other than those listed above are omitted because they are not required or are not applicable.


   (a)(3) Listing of Exhibits - The following exhibits are included pursuant to Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

EXHIBIT NO.                                DESCRIPTION                                    PAGES
-----------------------------------------------------------------------------------------------
    3A            Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of State on December 14, 1995 are
                  incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 filed with the
                  Securities and Exchange Commission (Exhibit 3A) (File number
                  0-8514)                                                                  N/A

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

    10A-C         EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

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

    10C           Executive Deferred Compensation Plan                                   15 - 34

    13            Annual Report to Stockholders for the fiscal year ended
                  January 1, 2000                                                        36 - 59

    21            Subsidiaries of the Registrant                                            60

    23            Independent Auditors' Consent and Report on Schedule (Deloitte
                  & Touche LLP)                                                             61

    24            Powers of Attorney                                                     62 - 69

    27            Financial Data Schedule                                                   70


    (b) No report on Form 8-K was filed during the fourteen weeks ended January 1, 2000.

   (c) Exhibits filed with this Annual Report on Form 10-K are attached hereto. See Index to Exhibits at page 13.

   (d)            Financial Statement Schedules -- See Item 14.(a)(2)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                (amounts rounded to the nearest thousand dollars)

                     LIQUI-BOX CORPORATION AND SUBSIDIARIES

             Column A                Column B                 Column C                Column D          Column E

                                                              Additions
                                                      ------------------------
                                    Balance at        Charged to       Charged                          Balance at
                                     Beginning        Costs and       to Other                            End of
           Description               of Period         Expenses       Accounts      Deductions (1)        Period
------------------------------      ----------        -------------------------     --------------      ----------
Reserves deducted from assets:

Fifty-two weeks ended
January 1, 2000:
Allowance for
      doubtful accounts              $ 946,000         $ 209,000                      $ (425,000)        $ 730,000



Fifty-two weeks ended
January 2, 1999:
Allowance for
      doubtful accounts              $ 933,000         $ 384,000                      $ (371,000)        $ 946,000



Fifty-three weeks ended
January 3, 1998:
  Allowance for
      doubtful accounts              $ 742,000         $ 685,000                      $ (494,000)        $ 933,000



(1) Uncollectible accounts written off, net of recoveries and other adjustments.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LIQUI-BOX CORPORATION

Date:             3/29/00                 By:         *Samuel B. Davis
      ---------------------------------       ---------------------------------
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

Date:             3/29/00                 By:         *Samuel B. Davis
     ----------------------------------       ---------------------------------
                                                       Samuel B. Davis
                                                    Chairman of the Board,
                                                   Chief Executive Officer,
                                                    Treasurer and Director

Date:             3/29/00                 By:         *Samuel N. Davis
     ----------------------------------       ---------------------------------
                                                       Samuel N. Davis
                                                           Director

Date:             3/29/00                 By:        *Robert S. Hamilton
     ----------------------------------       ---------------------------------
                                                      Robert S. Hamilton
                                                           Director

Date:             3/29/00                 By:         *Charles R. Coate
     ----------------------------------       ---------------------------------
                                                       Charles R. Coate
                                                           Director

Date:             3/29/00                 By:         *C. William McBee
     ----------------------------------       ---------------------------------
                                                       C. William McBee
                                                 President, Chief Operating
                                                     Officer, Director
                                                       and Secretary

Date:             3/29/00                 By:       *Carl J. Aschinger, Jr.
     ----------------------------------       ---------------------------------
                                                     Carl J. Aschinger, Jr.
                                                           Director

Date:             3/29/00                 By:       *Russell M. Gertmenian
     ----------------------------------       ---------------------------------
                                                     Russell M. Gertmenian
                                                           Director

Date:             3/29/00                 By:         *Paul J. Maynard
     ----------------------------------       ---------------------------------
                                                        Paul J. Maynard
                                                      Director of Finance

Date:             3/29/00                 By:        /s/ Paul J. Maynard
     ----------------------------------       ---------------------------------
                                                         Paul J. Maynard
                                                         Attorney in Fact

                                Index to Exhibits

Listing of Exhibits - The following exhibits are included in Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.


Exhibit No.                              Description                                           Pages
----------------------------------------------------------------------------------------------------
   3A             Amended Articles of Incorporation of the Registrant as filed with the
                  Ohio Secretary of State on December 14, 1995 are incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 filed with the Securities and Exchange
                  Commission (Exhibit 3A) (File number 0-8514)                                  N/A

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

    10C           Executive Deferred Compensation Plan                                        15 - 34

    13            Annual Report to Stockholders for the fiscal year ended
                  January 1, 2000                                                             36 - 59

    21            Subsidiaries of the Registrant                                                 60

    23            Independent Auditors' Consent and Report on Schedule (Deloitte
                  & Touche LLP)                                                                  61

    24            Powers of Attorney                                                          62 - 69

    27            Financial Data Schedule                                                        70