Form 10-Q
period 2000-04-01
LIQUI BOX CORP
filed 2000-05-12
CIK 216430

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended April 1, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-8514

LIQUI-BOX CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	31-0628033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6950 Worthington-Galena Road, Worthington, Ohio	43085
(Address of principal executive offices)	(Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2000
Common Stock, no par value	4,457,733 shares

Exhibit Index at Page 10

LIQUI-BOX CORPORATION

INDEX

		Page No.
Part I—Financial Information:
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) April 1, 2000 and January 1, 2000	3
	Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) For the thirteen week periods ended April 1, 2000 and April 3, 1999	4
	Condensed Consolidated Statements of Cash Flows (unaudited) For the thirteen week periods ended April 1, 2000 and April 3, 1999	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	9-10
Part II—Other Information—Items 1-6		10
	Signatures	11
	Exhibit 27—Financial Data Schedule	12

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	April 1, 2000	January 1, 2000
	UNAUDITED
Assets
Current Assets
Cash and cash equivalents	$14,271,000	$11,635,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,062,000 and $730,000, respectively	16,613,000	19,579,000
Other	758,000	446,000

Total receivables	17,371,000	20,025,000
Inventories:
Raw materials and supplies	10,516,000	8,256,000
Work in process	3,153,000	2,460,000
Finished goods	4,753,000	3,334,000

Total Inventories	18,422,000	14,050,000
Deferred tax assets	2,602,000	2,602,000
Other current assets	415,000	808,000

Total Current Assets	53,081,000	49,120,000
Property, Plant and Equipment—at Cost
Land, buildings and leasehold improvements	17,933,000	15,158,000
Equipment and vehicles	77,164,000	77,122,000
Equipment leased to customers	16,730,000	16,691,000
Construction in process	4,237,000	2,706,000

Total	116,064,000	111,677,000
Less accumulated depreciation and amortization	(79,515,000)	(78,448,000)

Property, plant and equipment—net	36,549,000	33,229,000
Other Assets
Goodwill, net of amortization	7,648,000	7,855,000
Deferred charges and other assets, net	4,215,000	4,686,000

Total other assets	11,863,000	12,541,000
Total Assets	$101,493,000	$94,890,000

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$10,595,000	$10,955,000
Short-term borrowings	3,578,000	3,283,000
Dividends payable	891,000	903,000
Salaries, wages and related liabilities	5,053,000	1,971,000
Federal, state and local taxes	2,163,000	0
Other accrued liabilities	3,773,000	2,766,000

Total Current Liabilities	26,053,000	19,878,000
Other Noncurrent Liabilities
Deferred income taxes	1,303,000	1,468,000
Stockholders' Equity
Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	9,601,000	9,505,000
Accumulated other comprehensive income	1,253,000	1,596,000
Retained earnings	155,284,000	151,608,000
Less:
Treasury stock, at cost—2,808,041 and 2,751,439 shares, respectively	(93,211,000)	(90,375,000)

Total Stockholders' Equity	74,137,000	73,544,000

Total Liabilities and Stockholders' Equity	$101,493,000	$94,890,000

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

	Thirteen Weeks Ended
	April 1, 2000	April 3, 1999
	UNAUDITED
Net Sales	$36,554,000	$36,666,000
Cost of Sales	22,446,000	21,722,000

Gross Margin	14,108,000	14,944,000
Selling, administrative and development expenses	6,526,000	7,321,000

Operating income	7,582,000	7,623,000
Other Income (Expense):
Interest and dividend income	161,000	105,000
Interest expense	(29,000)	(155,000)
Other, net	(165,000)	(88,000)

Income Before Income Taxes	7,549,000	7,485,000
Taxes on income	2,982,000	3,061,000

Net Income	4,567,000	4,424,000
Other Comprehensive Income (Expense), Net of Tax:
Foreign currency translation (loss)	(95,000)	(434,000)
Unrealized (loss) on marketable securities	(248,000)	(158,000)

Other comprehensive (expense)	(343,000)	(592,000)

Comprehensive Income	$4,224,000	$3,832,000

Earnings per share
Basic	$1.02	$0.95
Diluted	$0.98	$0.91
Cash dividends per common share	$0.20	$0.18
Weighted average number of shares used in computing earnings per share:
Basic	4,473,992	4,652,120
Diluted	4,667,007	4,876,707

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	April 1, 2000	April 3, 1999
	UNAUDITED
Cash Flows from Operating Activities:
Net income	$4,567,000	$4,424,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,040,000	1,882,000
Provision for loss on accounts receivable	20,000	132,000
Amortization of other noncurrent assets	229,000	209,000
Loss on disposal of property, plant and equipment	5,000	3,000
Deferred compensation	47,000	70,000
Changes in deferred income tax accounts	(165,000)	(110,000)
Changes in operating assets and liabilities:
Accounts receivable	2,610,000	(3,696,000)
Inventories	(4,371,000)	(2,300,000)
Other current assets	393,000	915,000
Accounts payable	(338,000)	4,108,000
Salaries, wages and related liabilities	3,082,000	2,458,000
Other accrued liabilities	3,169,000	1,929,000

Net cash provided by operating activities	11,288,000	10,024,000
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,569,000)	(712,000)
Proceeds from sale of property, plant and equipment	203,000	126,000
Other changes, net	202,000	198,000

Net cash used in investing activities	(5,164,000)	(388,000)
Cash Flows from Financing Activities:
Acquisition of treasury shares	(2,901,000)	(551,000)
Sale of treasury shares	3,000	5,000
Exercise of stock options, including tax benefit	111,000	109,000
Cash dividends	(903,000)	(837,000)
Proceeds from short-term borrowings	295,000	0
Repayment of short-term borrowings	0	(10,800,000)

Net cash used in financing activities	(3,395,000)	(12,074,000)
Effect of Exchange Rate Changes on Cash	(93,000)	(435,000)
Increase (Decrease) in cash and cash equivalents	2,636,000	(2,873,000)
Cash and cash equivalents, Beginning of year	11,635,000	8,685,000

Cash and cash equivalents, End of first quarter	$14,271,000	$5,812,000

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

2.
In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is required to adopt this statement in January 2001. The Company does not believe the adoption of this statement by the Company will have a significant impact, if any, on its financial statements.

3.
The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Europe. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 2000 and 1999. Net sales for the United States and Europe were $31,762,000 and $4,792,000 for the First Quarter 2000 and $31,959,000 and $4,707,000 for the First Quarter 1999. Operating income for the United States and Europe were $7,308,000 and $273,000 for the First Quarter 2000 and $7,220,000 and $404,000 for the First Quarter 1999.

4.
The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended January 1, 2000 consolidated financial statements of Liqui-Box Corporation and its subsidiaries contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (Commission File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    During the First Quarter 2000, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a slight decrease in sales dollars and units compared to the First Quarter 1999. Late in 1999 many of its customers built inventory levels to be prepared for potential Y2K (Year 2000) problems. Since there were no Y2K problems, these customers decreased inventory to normal levels during the First Quarter of 2000, thus resulting in decreased sales by the Company.

    Gross margin, as a percentage of net sales, was 38.6% for the First Quarter 2000 and 40.8% for the First Quarter 1999. The decrease in gross margin is again attributable to Y2K and partly due to not being able to pass raw material price increases along to its customers in a timely manner in the First Quarter of 2000.

    For the First Quarter of 2000, selling, administrative, and development expenses were $6,526,000 as compared to $7,321,000 in the First Quarter of 1999, a decrease of 10.9%. The decrease is due to the Company adjusting reserves to a level management believes is appropriate. The majority of the decrease to reserves was due to the reversal of the 1997 judgment against the Company by the Texas appellate court in February of 2000. This litigation is described more fully in Note 3 to the Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders.

    Income before taxes as a percentage of net sales was 20.7% in the First Quarter 2000 and 20.4% in the First Quarter 1999, due to the decrease in gross margin, offset by the decrease in selling, administrative, and development expenses.

    The provision for income taxes was 39.5% of before taxable income for the First Quarter of 2000 and 40.9% for the First Quarter 1999. The effective tax rate for the First Quarter 2000 is based on the Company's anticipated tax rate for the 2000 fiscal year.

    At the end of the First Quarter 2000 and 1999, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

    Total working capital at April 1, 2000, was $27,028,000 compared to $29,242,000 at January 1, 2000. This decrease reflects the seasonal needs of the Company. The ratio of current assets to current liabilities was 2.0 to 1 at the end of the First Quarter 2000 and 2.5 to 1 at year-end 1999. Net cash provided by operations was $11,288,000 for the three months ended April 1, 2000, compared to $10,024,000 for the three months ended April 3, 1999. Net cash used in investing activities was $5,164,000 for the three months ended April 1, 2000 compared to $388,000 for the three months ended April 3, 1999. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $3,395,000 for the three months ended April 1, 2000, compared to cash used of $12,074,000 for the three months ended April 3, 1999. The cash used in financing activities was primarily for the repurchase of outstanding shares and payment of cash dividends.

    The Company's major commitments for capital expenditures as of April 1, 2000 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of April 1, 2000. Barclays Bank PLC provides a secured credit facility to the Company's European subsidiary, which was fully utilized. The amount outstanding under this facility was $3,578,000 at April 1, 2000.

    Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 2000.

    There have been no significant changes in capitalization during the first three months of 2000, except for the repurchase of outstanding common shares in the aggregate amount of $2,901,000 which were acquired throughout the First Quarter 2000 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Comprehensive Income

    Comprehensive income is based on revenues, expenses, gains and losses which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $4,224,000 and $3,832,000 in First Quarter 2000 and First Quarter 1999, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation losses in the First Quarter 2000 and First Quarter 1999, and losses on marketable securities in the First Quarter 2000 and First Quarter 1999. Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.

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

The Company does not believe the adoption of this statement by the Company will have a significant impact, if any, on its financial statements.

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

Foreign Currency Exchange Risk

    In the First Quarter 2000, European operations accounted for approximately 13% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1—Accounting Policies—Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to shareholders for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

    The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at April 1, 2000 was approximately $840,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

    The interest payable for the Company's revolving credit facilities is principally 50 basis points above the London Interbank Offered Rate and therefore affected by changes in market interest rates. A hypothetical 10% increase in the interest rate would not materially impact operating results or cash flow.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

    For a description of pending legal proceedings, see the Company's response under Item 3 of its Annual Report on Form 10-K for its fiscal year ended January 1, 2000 as previously filed with the Securities and Exchange Commission.

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

    Exhibit 27. Financial Data Schedule (page 13)

  (b)
  No reports on Form 8-K were filed during the quarter ended April 1, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION (Registrant)
Date May 11, 2000	By	/s/ C. WILLIAM MCBEE C. William McBee President and Chief Operating Officer (Duly Authorized Officer)
Date May 11, 2000	By	/s/ PETER J. LINN Peter J. Linn (Principal Accounting Officer)

QuickLinks

LIQUI-BOX CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings:
  Item 2. Changes in Securities:
  Item 3. Defaults Upon Senior Securities:
  Item 4. Submission of Matters to a Vote of Security Holders:
  Item 5. Other Information:
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES