Form 10-Q
period 2000-07-01
LIQUI BOX CORP
filed 2000-08-15
CIK 216430

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



   [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

   For the thirteen week period ended JULY 1, 2000

                                                        OR

   [     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

   For the transition period from______________________to______________________


   Commission File Number 0-8514


                             LIQUI-BOX CORPORATION
             -----------------------------------------------------
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

   Registrant's telephone number, including area code (614) 888-9280
                                                     ----------------

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
                                                     Yes __X__     No_____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                             OUTSTANDING AT AUGUST 4, 2000
---------------------------------          -----------------------------
Common Stock, no par value                       4,411,277 shares


                            Exhibit Index on Page 12

                              LIQUI-BOX CORPORATION

                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
   Part I - Financial Information:

   Item 1. Financial Statements

               Condensed Consolidated Balance Sheets (unaudited)
                  July 1, 2000 and January 1, 2000                                                         3-4

               Condensed Consolidated Statements of Income and
                    Comprehensive Income (unaudited)
                  For the thirteen and twenty-six week periods ended
                  July 1, 2000 and July 3, 1999                                                              5

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  For the twenty-six week periods ended
                  July 1, 2000 and July 3, 1999                                                              6

               Notes to Unaudited Condensed Consolidated Financial Statements                                7


   Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           8-10

   Item 3. Quantitative and Qualitative Disclosure About Market Risk                                     10-11

   Part II - Other Information - Items 1-6                                                               11-12

               Signatures                                                                                   13

               Exhibit 3C - Amendment to the Code of Regulations                                            15

               Exhibit 27 - Financial Data Schedule

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          UNAUDITED
                                                                   ---------------------------------------------------------

                                                                        July 1, 2000                    January 1, 2000
                                                                   -----------------------           -----------------------
ASSETS

----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                                      $6,307,000                       $11,635,000
 Accounts receivable:
          Trade, net of allowance for doubtful accounts
              of $994,000 and $730,000, respectively                           18,697,000                        19,579,000
          Other                                                                   588,000                           446,000
                                                                   -----------------------           -----------------------
Total receivables                                                              19,285,000                        20,025,000


Inventories:
          Raw materials and supplies                                           11,336,000                         8,256,000
          Work in process                                                       3,202,000                         2,460,000
          Finished goods                                                        4,634,000                         3,334,000
                                                                   -----------------------           -----------------------
Total Inventories                                                              19,172,000                        14,050,000

Deferred tax assets                                                             2,602,000                         2,602,000
Other current assets                                                              550,000                           808,000
                                                                   -----------------------           -----------------------
TOTAL CURRENT ASSETS                                                           47,916,000                        49,120,000


----------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - at Cost
----------------------------------------------------------------------------------------------------------------------------

Land, buildings and leasehold improvements                                     17,933,000                        15,158,000
Equipment and vehicles                                                         78,333,000                        77,122,000
Equipment leased to customers                                                  16,660,000                        16,691,000
Construction in process                                                         5,184,000                         2,706,000
                                                                   -----------------------           -----------------------
TOTAL                                                                         118,110,000                       111,677,000
Less accumulated depreciation and amortization                                (81,362,000)                      (78,448,000)
                                                                   -----------------------           -----------------------

Property, plant and equipment - net                                            36,748,000                        33,229,000


----------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
----------------------------------------------------------------------------------------------------------------------------

Goodwill, net of amortization                                                   7,388,000                         7,855,000
Deferred charges and other assets, net                                          4,847,000                         4,686,000
                                                                   -----------------------           -----------------------
Total other assets                                                             12,235,000                        12,541,000

TOTAL ASSETS                                                                 $ 96,899,000                      $ 94,890,000
                                                                   =======================           =======================


The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              UNAUDITED
                                                                          ---------------------------------------------------

                                                                              July 1, 2000               January 1, 2000
                                                                          ---------------------      ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------

Accounts payable                                                                    $5,171,000                   $10,955,000
Short-term borrowings                                                                2,315,000                     3,283,000
Dividends payable                                                                      886,000                       903,000
Salaries, wages and related liabilities                                              5,930,000                     1,971,000
Federal, state and local taxes                                                       1,395,000                             0
Other accrued liabilities                                                            3,789,000                     2,766,000
                                                                          ---------------------      ------------------------

TOTAL CURRENT LIABILITIES                                                           19,486,000                    19,878,000


-----------------------------------------------------------------------------------------------------------------------------
OTHER NONCURRENT LIABILITIES
-----------------------------------------------------------------------------------------------------------------------------

Deferred income taxes                                                                1,343,000                     1,468,000

-----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

Preferred stock, without par value,
          2,000,000 shares authorized; none issued
                                                                                             -                             -
Common stock, without par value, $.1667 stated value,
          20,000,000 shares authorized,
          7,262,598  shares issued                                                   1,210,000                     1,210,000
Additional paid-in capital                                                          10,075,000                     9,505,000
Accumulated other comprehensive income                                                 731,000                     1,596,000
Retained earnings                                                                  159,322,000                   151,608,000
Less:
          Treasury stock, at cost - 2,840,131
               and 2,751,439 shares, respectively                                  (95,268,000)                  (90,375,000)

-----------------------------------------------------------------------------------------------      ------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          76,070,000                    73,544,000
                                                                          ---------------------      ------------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 96,899,000                  $ 94,890,000
                                                                          =====================      ========================



The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

                                                                UNAUDITED                                 UNAUDITED
                                                  --------------------------------------     ------------------------------------
                                                           Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                                  --------------------------------------     ------------------------------------
                                                       July 1,              July 3,              July 1,             July 3,
                                                         2000                1999                  2000               1999
                                                  -------------------   ----------------     -----------------   ----------------
NET SALES                                                $43,183,000       $ 44,141,000          $ 79,737,000        $80,807,000
Cost of Sales                                             27,638,000         26,292,000            50,084,000         48,014,000
                                                  -------------------   ----------------     ------------------------------------
               Gross Margin                               15,545,000         17,849,000            29,653,000         32,793,000

Selling, administrative and
     development expenses                                  7,456,000          7,903,000            13,982,000         15,224,000
                                                  -------------------   ----------------     -----------------   ----------------
               Operating income                            8,089,000          9,946,000            15,671,000         17,569,000

OTHER INCOME (EXPENSE):
Interest and dividend income                                 174,000             90,000               336,000            195,000
Interest expense                                             (45,000)             6,000               (74,000)          (149,000)
Other, net                                                   (81,000)            28,000              (246,000)           (60,000)
                                                  -------------------   ----------------     -----------------   ----------------

INCOME BEFORE INCOME TAXES                                 8,137,000         10,070,000            15,687,000         17,555,000

TAXES ON INCOME                                            3,214,000          4,119,000             6,196,000          7,180,000
                                                  -------------------   ----------------     -----------------   ----------------

NET INCOME                                                 4,923,000          5,951,000             9,491,000         10,375,000

OTHER COMPREHENSIVE INCOME (EXPENSE),
  NET OF TAX:

Foreign currency translation adjustments                    (582,000)          (148,000)            (677,000)           (490,000)
Unrealized gain (loss) on marketable securities               60,000            146,000             (188,000)             23,000
                                                  -------------------   ----------------     -----------------   ----------------
           Other comprehensive income (expense)             (522,000)            (2,000)            (865,000)           (467,000)
                                                  -------------------   ----------------     -----------------   ----------------

COMPREHENSIVE INCOME                                      $4,401,000         $5,949,000            $8,626,000         $9,908,000
                                                  ===================   ================     =================   ================


---------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
---------------------------------------------------------------------------------------------------------------------------------

          Basic                                                $1.11              $1.30                 $2.13              $2.25
          Diluted                                              $1.06              $1.24                 $2.04              $2.15
Cash dividends per common share                                $0.20              $0.18                 $0.40              $0.36


---------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
USED IN COMPUTING EARNINGS PER SHARE:
---------------------------------------------------------------------------------------------------------------------------------

          Basic                                            4,445,059          4,570,583             4,459,526          4,611,351
          Diluted                                          4,637,489          4,794,956             4,651,034          4,834,960


The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                UNAUDITED
                                                                            -----------------------------------------------
                                                                            -----------------------------------------------

                                                                                July 1, 2000              July 3, 1999
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $9,491,000              $10,375,000
Adjustments to reconcile net income to net
cash provided by operating activities:
       Depreciation and amortization                                                    4,106,000                3,818,000
       Provision for loss on accounts receivable                                           20,000                  309,000
       Amortization of other noncurrent assets                                            433,000                  436,000
       Loss on disposal of property, plant and equipment                                        0                   39,000
       Deferred compensation                                                               94,000                  155,000
       Changes in deferred income tax accounts                                           (125,000)                 (13,000)
       Changes in operating assets and liabilities:
              Accounts receivable                                                         568,000               (7,666,000)
              Inventories                                                              (5,101,000)              (3,244,000)
              Other current assets                                                        280,000                1,092,000
              Accounts payable                                                         (5,691,000)               2,189,000
              Salaries, wages and related liabilities                                   3,959,000                3,879,000
              Other accrued liabilities                                                 2,406,000                (818,000)
                                                                            ----------------------    ---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              10,440,000               10,551,000

---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------------------

Purchase of property, plant and equipment                                              (8,174,000)              (2,102,000)
Proceeds from sale of property, plant and equipment                                       557,000                  474,000
Other changes, net                                                                       (314,000)                  66,000
                                                                            ----------------------    ---------------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (7,931,000)              (1,562,000)

---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------------------------------

Acquisition of treasury shares                                                         (5,069,000)              (7,179,000)
Sale of treasury shares                                                                   515,000                   10,000
Exercise of stock options, including tax benefit                                          137,000                  291,000
Cash dividends                                                                         (1,794,000)              (1,674,000)
Proceeds from short-term borrowings                                                       295,000                5,946,000
Repayment of short-term borrowings                                                     (1,263,000)             (10,800,000)
                                                                            ----------------------    ---------------------

NET CASH USED IN FINANCING ACTIVITIES                                                  (7,179,000)             (13,406,000)

---------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (658,000)                (580,000)
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (5,328,000)              (4,997,000)

CASH AND CASH EQUIVALENTS, Beginning of year                                           11,635,000                8,685,000
                                                                            ----------------------    ---------------------

CASH AND CASH EQUIVALENTS, End of second quarter                                       $6,307,000               $3,688,000
                                                                            ======================    =====================

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

3. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company has not completed the process of evaluating the impact that will result from adopting SAB 101 and is, therefore, unable to disclose the impact that adoption will have on its financial position and results of operation. SAB 101 will be effective no later than the fourth quarter of the fiscal year ended December 30, 2000.

   4. The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Europe. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 2000 and 1999. Net sales for the United States and Europe were $38,310,000 and $4,873,000 for the Second Quarter 2000 and $38,744,000 and $5,397,000 for
      the Second Quarter 1999. For the first six months of 2000 net sales for the United States and Europe was $70,072,000 and $9,665,000 compared to $70,703,000 and $10,104,000 for the first six months of 1999. Operating income for the United States and Europe were $7,654,000 and $435,000 for the Second Quarter 2000 and $9,550,000 and $396,000 for the Second Quarter 1999. For the first six months of 2000 operating income for the United States and Europe were $14,963,000 and $708,000 compared to $16,769,000 and $800,000 for the first six months of 1999.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   During the Second Quarter 2000, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a slight decrease in sales dollars and units compared to the Second Quarter 1999. The decrease in sales dollars and units is attributable to a cooler than normal spring.

   Gross margin, as a percentage of net sales, was 36.0% for the Second Quarter 2000 and 40.4% for the Second Quarter 1999. For the first two quarters of 2000, gross margin as a percent of net sales was 37.2% compared to 40.6% for the same period in 1999. The decrease in gross margin is attributable to increased raw material prices that have not been passed on to our customers.

   For the Second Quarter of 2000, selling, administrative, and development expenses were $7,456,000 as compared to $7,903,000 in the Second Quarter of 1999, a decrease of 5.7%. The decrease is primarily due to a decrease in our Profit Participation Plan costs. For the first six months of 2000, selling, administrative, and development expenses were $13,982,000 compared to $15,224,000 for the first six months of 1999. The decrease for the first six months of 2000 was due to a combination of the Company adjusting reserves in the First Quarter and a reduction in the Profit Participation Plan costs in the Second Quarter.

   Income before taxes as a percentage of net sales was 18.8% in the Second Quarter 2000 and 22.8% in the Second Quarter 1999, due to the decrease in gross margin, partially offset by the decrease in selling, administrative, and development expenses. For the first six months of 2000, income before taxes as a percentage of net sales was 19.7% of sales as compared to 21.7% for the first six months of 1999.

   The provision for income taxes was 39.5% of before taxable income for the Second Quarter of 2000 and 40.9% for the Second Quarter 1999. On a year-to-date basis, the provision for income taxes was 39.5% in 2000 and 40.9% in 1999. The effective tax rate used for the first six months of 2000 is based on the Company's anticipated tax rate for the 2000 fiscal year.

   At the end of the Second Quarter 2000 and 1999, the Company had no significant backlog of orders, which is industry typical.


   LIQUIDITY AND CAPITAL RESOURCES

   Total working capital at July 1, 2000, was $28,430,000 compared to $29,242,000 at January 1, 2000. This decrease reflects the seasonal needs of the Company. Net cash provided by operations was $10,440,000 for the six months ended July 1, 2000, compared to $10,551,000 for the six months ended July 3, 1999. Net cash used in investing activities was $7,931,000 for the six months ended July 1, 2000 compared to $1,562,000 for the six months ended July 3, 1999. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $7,179,000 for the six months ended July 1, 2000, compared to cash used of $13,406,000 for the six months ended July 3, 1999. The cash used in financing activities was primarily for the repurchase of outstanding shares and payment of cash dividends.

   The Company's major commitments for capital expenditures as of July 1, 2000 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of July 1, 2000. Banks provide secured credit facilities to the Company's European subsidiaries. The total amount outstanding under these facilities were $2,315,000 at July 1, 2000.

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

   There have been no significant changes in capitalization during the first six months of 2000, except for the repurchase of outstanding common shares in the aggregate amount of $5,069,000 which were acquired throughout the first six months of 2000 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.


   COMPREHENSIVE INCOME

   Comprehensive income is based on revenues, expenses, gains and losses which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $4,401,000 and $5,949,000 in Second Quarter 2000 and Second Quarter 1999, respectively. Comprehensive income, net of tax, was $8,626,000 and $9,908,000 for the first six months of 2000 and 1999, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation losses in the Second Quarter 2000 and in the Second Quarter 1999, and a gain on marketable securities in the Second Quarter 2000 and Second Quarter 1999. Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.


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

   NEW ACCOUNTING STANDARDS

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company has not completed the process of evaluating the impact that will result from adopting SAB 101 and is, therefore, unable to disclose the impact that adoption will have on its financial position and results of operations. SAB 101 will be effective no later than the fourth quarter of the fiscal year ended December 30, 2000.


   FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. All such statements which are not historical fact are forward-looking statements based upon the Company's current plans and strategies, and reflect the Company's current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the EURO; capacity; efficiency and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications and Securities and Exchange Commission filings. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated. The Company is not obligated to update or revise forward-looking statements relating to the Company to reflect new events or circumstances.


                                    ITEM 3.

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

   The Company, in the normal course of business, is exposed to market risks associated with foreign currency exchange rates, fluctuations in the market value of equity securities available for sale, and changes in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk is not material as price changes are customarily passed along to the customer when competitive conditions allow.

   FOREIGN CURRENCY EXCHANGE RISK

   In the Second Quarter 2000, European operations accounted for approximately 11% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1 -Accounting Policies- Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to shareholders for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.


   MARKETABLE SECURITIES RISK

   The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at July 1, 2000 was approximately $940,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.


   INTEREST RATE RISK

   The interest payable for the Company's revolving credit facilities is principally 50 basis points above the London Interbank Offered Rate and therefore affected by changes in market interest rates. A hypothetical 10% increase in the interest rate would not materially impact operating results or cash flow.


   PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS:

   The case styled GREAT PINES WATER COMPANY, INC. V. LIQUI-BOX CORPORATION, in the United States District Court in Texas reported previously under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 as filed with the Securities and Exchange Commission has been settled and was dismissed in July of 2000. Terms of the settlement are confidential and have been sealed by the court.

   ITEM 2.  CHANGES IN SECURITIES:  Not applicable

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:  Not applicable

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            (a) The 2000 Annual Meeting of Shareholders of the Company (the
                "Annual Meeting") was held on April 20, 2000.

            (b) No response required.

            (c) The only matters voted on at the Annual Meeting were (i) the uncontested election of Samuel B. Davis, Russell M. Gertmenian, John Trostheim and Robert L. Zieg as directors of the Company; and (ii) a proposal to approve an amendment to the Company's Code of Regulations, as amended, to permit electronic proxy voting. There were 1,716,674 common shares of the Company represented in person or by proxy at the meeting.

                The manner in which the votes were cast with respect to the election of directors was as follows:

                                                                                       BROKER
           NOMINEE                        VOTES FOR           VOTES WITHHELD          NONVOTES
           -------                        ---------           --------------          --------
           Samuel B. Davis                1,708,141                8,533                None
           Russell M. Gertmenian          1,708,508                8,166                None
           John Trostheim                 1,708,474                8,200                None
           Robert L. Zieg                 1,708,496                8,178                None

                  The manner in which the votes were cast with respect to the proposal to amend The Company's Code of Regulations, as amended, was as follows:

                     SHARES VOTED
                  FOR            AGAINST                ABSTENTIONS               BROKER NONVOTES
                  ---            -------                -----------               ---------------
                1,561,305          1,986                   153,383                      None

   ITEM 5.  OTHER INFORMATION:  Not applicable

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit Index

                  Exhibit 3A. Amended Articles of Incorporation of the Registrant incorporated herein by Reference to Exhibit 3A to the Registrant's Form 10K for the fiscal year Ended December 30, 1995.

                  Exhibit 3B. Code of Regulations as Amended of the Registrant incorporated herein by Reference to Exhibit 3 (B) to the Registrant's Form 10Q for the fiscal Quarter ended July 1, 1995.

                  Exhibit 3C. Amendments to Registrant's Code of Regulation approved by shareholders of Registrant at the April 20, 2000 Annual Meeting of Shareholders (page 15).

                  Exhibit 27. Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended July 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIQUI-BOX CORPORATION
                                    ----------------------------------------
                                                  (Registrant)



Date   August 15, 2000              By        /s/ C. William McBee
    -----------------------            -------------------------------------
                                                C. William McBee
                                       President and Chief Operating Officer
                                               (Duly Authorized Officer)


Date   August 15, 2000              By          /s/ Peter J. Linn
    -----------------------            -------------------------------------
                                                  Peter J. Linn
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit 3A. Amended Articles of Incorporation of the Registrant incorporated herein by Reference to Exhibit 3A to the Registrant's Form 10K for the fiscal year Ended December 30, 1995.

Exhibit 3B. Code of Regulations as Amended of the Registrant incorporated herein by Reference to Exhibit 3 (B) to the Registrant's Form 10Q for the fiscal Quarter ended July 1, 1995.

Exhibit 3C. Amendments to Registrant's Code of Regulation approved by shareholders of Registrant at the April 20, 2000 Annual Meeting of Shareholders (page 15).

Exhibit 27. Financial Data Schedule