Form 10-Q
period 2000-09-30
LIQUI BOX CORP
filed 2000-11-14
CIK 216430

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at November 9, 2000 4,391,944 shares

Exhibit Index on Page 12

LIQUI-BOX CORPORATION
INDEX

Page No.
Part I — Financial Information:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) September 30, 2000 and January 1, 2000	3-4
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) For the thirteen and thirty-nine week periods ended September 30, 2000 and October 2, 1999	5
Condensed Consolidated Statements of Cash Flows (unaudited) For the thirty-nine week periods ended September 30, 2000 and October 2, 1999	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	8-10
Item 3. Quantitative and Qualitative Disclosure About Market Risk	10-11
Part II — Other Information — Items 1-6	11-12
Signatures	13
Exhibit 27 — Financial Data Schedule	15

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	UNAUDITED
	September 30, 2000	January 1, 2000
Assets

Current Assets

Cash and cash equivalents	$10,424,000	$11,635,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $942,000 and $730,000, respectively	15,853,000	19,579,000
Other	948,000	446,000

Total receivables	16,801,000	20,025,000
Inventories:
Raw materials and supplies	10,525,000	8,256,000
Work in process	2,998,000	2,460,000
Finished goods	4,486,000	3,334,000

Total Inventories	18,009,000	14,050,000
Deferred tax assets	2,602,000	2,602,000
Other current assets	783,000	808,000

Total Current Assets	48,619,000	49,120,000

Property, Plant and Equipment — at Cost

Land, buildings and leasehold improvements	17,933,000	15,158,000
Equipment and vehicles	80,401,000	77,122,000
Equipment leased to customers	16,747,000	16,691,000
Construction in process	6,132,000	2,706,000

Total	121,213,000	111,677,000
Less accumulated depreciation and amortization	(83,187,000)	(78,448,000)

Property, plant and equipment — net	38,026,000	33,229,000

Other Assets

Goodwill, net of amortization	7,163,000	7,855,000
Deferred charges and other assets, net	4,543,000	4,686,000

Total other assets	11,706,000	12,541,000
Total Assets	$98,351,000	$94,890,000

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	UNAUDITED
	September 30, 2000	January 1, 2000
Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable	$5,302,000	$10,955,000
Short-term borrowings	3,021,000	3,283,000
Dividends payable	882,000	903,000
Salaries, wages and related liabilities	5,406,000	1,971,000
Federal, state and local taxes	1,486,000	0
Other accrued liabilities	3,139,000	2,766,000

Total Current Liabilities	19,236,000	19,878,000

Other Noncurrent Liabilities

Deferred income taxes	1,419,000	1,468,000

Stockholders' Equity

Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, without par value, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	10,393,000	9,505,000
Accumulated other comprehensive income	144,000	1,596,000
Retained earnings	162,889,000	151,608,000
Less:
Treasury stock, at cost — 2,863,554 and 2,751,439 shares, respectively	(96,940,000)	(90,375,000)

Total Stockholders' Equity	77,696,000	73,544,000

Total Liabilities and Stockholders' Equity	$98,351,000	$94,890,000

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Income
and Comprehensive Income

	UNAUDITED		UNAUDITED
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Net Sales	$43,440,000	$44,327,000	$123,177,000	$125,134,000
Cost of Sales	29,091,000	28,201,000	79,175,000	76,215,000

Gross Margin	14,349,000	16,126,000	44,002,000	48,919,000
Selling, administrative and development expenses	7,003,000	6,349,000	20,985,000	21,573,000

Operating income	7,346,000	9,777,000	23,017,000	27,346,000
Other Income (Expense):
Interest and dividend income	87,000	45,000	287,000	240,000
Interest expense	(133,000)	(34,000)	(71,000)	(183,000)
Other, net	54,000	44,000	(192,000)	(16,000)

Income Before Income Taxes	7,354,000	9,832,000	23,041,000	27,387,000
Taxes on income	2,905,000	4,021,000	9,101,000	11,201,000

Net Income	4,449,000	5,811,000	13,940,000	16,186,000
Other Comprehensive Income (Expense), Net of Tax:
Foreign currency translation adjustments	(701,000)	767,000	(1,379,000)	186,000
Unrealized gain (loss) on marketable securities	114,000	(12,000)	(74,000)	(24,000)

Other comprehensive income (expense)	(587,000)	755,000	(1,453,000)	162,000

Comprehensive Income	$3,862,000	$6,566,000	$12,487,000	$16,348,000

Earnings per share

Basic	$1.01	$1.29	$3.14	$3.53
Diluted	$0.97	$1.23	$3.02	$3.37
Cash dividends per common share	$0.20	$0.20	$0.60	$0.56

Weighted average number of shares
used in computing earnings per share:

Basic	4,413,129	4,514,151	4,444,060	4,578,951
Diluted	4,582,143	4,742,655	4,622,412	4,799,951

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	UNAUDITED
	September 30, 2000	October 2, 1999

Cash Flows from Operating Activities:

Net income	$13,940,000	$16,186,000
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,072,000	5,774,000
Provision for loss on accounts receivable	20,000	176,000
Amortization of other noncurrent assets	634,000	652,000
Loss on disposal of property, plant and equipment	0	52,000
Deferred compensation	141,000	239,000
Changes in deferred income tax accounts	(49,000)	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	3,053,000	(6,143,000)
Inventories	(3,955,000)	(2,838,000)
Other current assets	46,000	1,109,000
Accounts payable	(5,546,000)	2,937,000
Salaries, wages and related liabilities	3,433,000	3,490,000
Other accrued liabilities	1,836,000	(252,000)

Net cash provided by operating activities	19,625,000	21,361,000

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(12,026,000)	(4,775,000)
Proceeds from sale of property, plant and equipment	1,182,000	1,039,000
Other changes, net	127,000	(44,000)

Net cash used in investing activities	(10,717,000)	(3,780,000)

Cash Flows from Financing Activities:

Acquisition of treasury shares	(6,680,000)	(8,195,000)
Sale of treasury shares	523,000	15,000
Exercise of stock options, including tax benefit	340,000	522,000
Cash dividends	(2,680,000)	(2,487,000)
Proceeds from short-term borrowings	0	5,946,000
Repayment of short-term borrowings	(263,000)	(16,746,000)

Net cash used in financing activities	(8,760,000)	(20,945,000)

Effect of Exchange Rate Changes on Cash	(1,359,000)	184,000

Increase (Decrease) in cash and cash equivalents	(1,211,000)	(3,180,000)
Cash and cash equivalents, Beginning of year	11,635,000	8,685,000

Cash and cash equivalents, End of third quarter	$10,424,000	$5,505,000

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

2.
In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company is required to adopt this statement in January 2001. The Company does not believe the adoption of this statement will have a significant impact, if any, on its financial statements.

3.
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101(SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is required to adopt this statement in the fourth quarter of the fiscal year ending December 30, 2000. The Company does not believe the adoption of this statement will have a significant impact, if any, on its financial statements.

4.
The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Europe. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 2000 and 1999. Net sales for the United States and Europe were $37,770,000 and $5,670,000 for the Third Quarter 2000 and $38,543,000 and $5,784,000 for the Third Quarter 1999. For the first nine months of 2000 net sales for the United States and Europe was $107,842,000 and $15,335,000 compared to $109,246,000 and $15,888,000 for the first nine months of 1999. Operating income for the United States and Europe were $6,623,000 and $722,000 for the Third Quarter 2000 and $9,363,000 and $414,000 for the Third Quarter 1999. For the first nine months of 2000 operating income for the United States and Europe were $21,587,000 and $1,429,000 compared to $26,132,000 and $1,214,000 for the first nine months of 1999.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    During the Third Quarter 2000, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a slight decrease in sales dollars and units compared to the Third Quarter 1999. The decrease in sales dollars and units is attributable to a generally down year in certain customer segments of the bottled water market.

    Gross margin, as a percentage of net sales, was 33.0% for the Third Quarter 2000 and 36.4% for the Third Quarter 1999. For the first three quarters of 2000, gross margin as a percent of net sales was 35.7% compared to 39.1% for the same period in 1999. The decrease in gross margin is attributable to increased raw material prices that have not been passed on to our customers.

    For the Third Quarter of 2000, selling, administrative, and development expenses were $7,003,000 as compared to $6,349,000 in the Third Quarter of 1999, an increase of 10.3%. The increase is primarily due to an increase in research and development costs and an increase in professional fees. For the first nine months of 2000, selling, administrative, and development expenses were $20,985,000 compared to $21,573,000 for the first nine months of 1999. The decrease is primarily due to a combination of the Company adjusting reserves in the First Quarter and a reduction in the Profit Participation Plan costs in the Second Quarter and Third Quarter, offset by an increase in research and development costs and an increase in professional fees.

    Income before taxes as a percentage of net sales was 16.9% in the Third Quarter 2000 and 22.2% in the Third Quarter 1999, due to the decrease in gross margin and the increase in selling, administrative, and development expenses. For the first nine months of 2000, income before taxes as a percentage of net sales was 18.7% of sales as compared to 21.9% for the first nine months of 1999.

    The provision for income taxes was 39.5% of before taxable income for the Third Quarter of 2000 and 40.9% for the Third Quarter 1999. On a year-to-date basis, the provision for income taxes was 39.5% in 2000 and 40.9% in 1999. The effective tax rate used for the first nine months of 2000 is based on the Company's anticipated tax rate for the 2000 fiscal year.

    At the end of the Third Quarter 2000 and 1999, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

    Net cash provided by operations was $19,625,000 for the nine months ended September 30, 2000, compared to $21,361,000 for the nine months ended October 2, 1999. Net cash used in investing activities was $10,717,000 for the nine months ended September 30, 2000 compared to $3,780,000 for the nine months ended October 2, 1999. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $8,760,000 for the nine months ended September 30, 2000, compared to cash used of $20,945,000 for the nine months ended October 2, 1999. The cash used in financing activities during both periods was primarily for the repurchase of outstanding shares, the payment of cash dividends, and the repayment of short-term borrowings.

    The Company's major commitments for capital expenditures as of September 30, 2000 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of September 30, 2000. Banks provide secured credit facilities to the Company's European subsidiaries. The total amounts outstanding under these facilities were $3,021,000 at September 30, 2000 and $3,283,000 at January 1, 2000.

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

    There have been no significant changes in capitalization during the first nine months of 2000, except for the repurchase of outstanding common shares in the aggregate amount of $6,680,000 which were acquired throughout the first nine months of 2000 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Comprehensive Income

    Comprehensive income is based on revenues, expenses, gains and losses which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $3,862,000 and $6,566,000 in Third Quarter 2000 and Third Quarter 1999, respectively. Comprehensive income, net of tax, was $12,487,000 and $16,348,000 for the first nine months of 2000 and 1999, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to a foreign currency translation loss and a gain on marketable securities in the Third Quarter 2000. Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is required to adopt this statement in the fourth quarter of the fiscal year ending December 30, 2000. The Company does not believe that the adoption of this statement will have a significant impact, if any, on its financial statements.

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

Foreign Currency Exchange Risk

    In the Third Quarter 2000, European operations accounted for approximately 13% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1 — Accounting Policies- Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to shareholders for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

    The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at September 30, 2000 was approximately $1,129,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.

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

Item 2.  Changes in Securities and Use of Proceeds: Not applicable

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

  Exhibit 27. Financial Data Schedule

  (b)
  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION (Registrant)
Date November 14, 2000	By	/s/ SAMUEL B. DAVIS Samuel B. Davis Chairman and Chief Executive Officer (Duly Authorized Officer)
Date November 14, 2000	By	/s/ PETER J. LINN Peter J. Linn (Principal Accounting Officer)

Exhibit Index

Exhibit 3A.	Amended Articles of Incorporation of the Registrant incorporated herein by Reference to Exhibit 3A to the Registrant's Form 10K for the fiscal year Ended December 30, 1995.
Exhibit 3B.	Code of Regulations as Amended of the Registrant incorporated herein by Reference to Exhibit 3 (B) to the Registrant's Form 10Q for the fiscal Quarter ended July 1, 1995.
Exhibit 27.	Financial Data Schedule

QuickLinks

LIQUI-BOX CORPORATION INDEX
LIQUI-BOX CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
SIGNATURES
Exhibit Index