Form 10-K
period 2000-12-30
LIQUI BOX CORP
filed 2001-03-27
CIK 216430

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (fifty-two weeks) ended December 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-8514

LIQUI-BOX CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation)	31-0628033 (I.R.S. Employer Identification No.)
6950 Worthington-Galena Road, Worthington, Ohio (Address of principal executive offices)	43085 (Zip Code)

Registrant's telephone number, including area code (614) 888-9280

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, No Par Value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based upon the closing price reported on The NASDAQ National Market on February 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $102,978,000. The number of common shares outstanding at February 23, 2001 was 4,390,754.

Documents Incorporated by Reference:

      (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 2000 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

      (2) Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 19, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

    General Development of Business—Liqui-Box Corporation, including its subsidiaries ("Liqui-Box" or the "Company"), is one of the largest companies in the world specializing in the research, development and manufacture of bag-in-box flexible liquid packaging systems. The Company was incorporated in January, 1962 in the State of Ohio. Its principal offices are located at 6950 Worthington-Galena Road, Worthington, Ohio.

    Liqui-Box is a major producer of bag-in-box flexible packaging and related filling equipment systems for the beverage, processed foods, dairy, wine and other specialty products industries. The Company is also the leading supplier of containers and dispensing systems to the bottled water industry.

    The Company and its subsidiaries operate 12 manufacturing plants in the United States, Europe and India. Through licensees, a direct sales force and independent agents, Liqui-Box serves markets in many countries worldwide.

    Description of Principal Products—The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers; injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. In addition, the Company manufactures equipment for filling such packaging products (approximately 4% of total net sales). These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, independent agents and the Company's own export operations. In 2000, the Company maintained its position in its principal markets of beverage, processed foods and specialty industrial products.

    Competition—The plastic packaging market is large and highly fragmented. There are numerous competitors and the major market in which the Company sells its products is very competitive. These products are in competition with similar products produced by other manufacturers, and in some instances, with products produced by other industries from other raw materials.

    The plastic packaging industry is, therefore, highly price competitive. A substantial number of manufacturers compete in the national and international markets. None are considered to be dominant. According to information in the public domain, Liqui-Box supplies less than one percent of the total plastic packaging market in the United States.

    While Liqui-Box's product and customer mix is generally diverse, The Perrier Group of America ("Perrier") constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material adverse effect on the Company's business. The risk associated with such a potential loss is partially mitigated by a 3-year supply agreement between the Company and Perrier for an amount which would approximate 70% of the Company's sales to Perrier in the year 2000. This agreement, which was negotiated in 2000, expires on December 31, 2003. Sales to this customer constituted 21%, 22% and 20% of total sales in 2000, 1999 and 1998, respectively. However, due to the lower margins on this segment, the percent that this represents of the total margin of the Company was noticeably less than the percentage of sales.

    Research and Development—Liqui-Box emphasizes applied research and development as a vital aspect of meeting the needs of its customers for plastic packaging. Thus, the Company's research activities focus on the development of new plastic packaging products and packaging systems to increase quality, improve production efficiency and/or reduce costs to its customers and to the ultimate consumer. The Company also devotes significant efforts to the research, development and improvement of plastic packaging machinery and equipment for use by its customers and in its own production operations.

    Research and development expenditures in 2000, 1999 and 1998 were $1,559,000, $1,436,000 and $1,221,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of Liqui-Box to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

    Information on research and development can also be found on Pages 2 and 3 [Management's Discussion and Analysis] and on Page 16 [Note 1, Accounting Policies, of the Notes to Consolidated Financial Statements] of the 2000 Annual Report to shareholders and such information is incorporated herein by reference.

    Patents and Licenses—Liqui-Box holds and maintains patents for packaging design, fitments and packaging equipment which are used by the Company in its production and which are also licensed to other manufacturers. Revenues from royalties from these patent licenses are not material to the total revenues of the Company.

    Environment—Consumer recognition of environmental friendliness of liquid plastic packaging systems is growing. Compared to a conventional 5-gallon plastic pail, the 5-gallon plastic bag-in-box reduces total plastic use by 90 percent. An empty, collapsed 5-gallon bag requires a small fraction of the disposal space required by a comparable number of No. 10 cans, five wide-mouth one gallon jars or one 5-gallon pail. The corrugated box used to transport and store packaged liquids is completely recyclable. Liqui-Box utilizes proper recycling codes on all of its products for quick identification in community recycling programs.

    The bag-in-box design is increasingly seen as a major part of the solution to the problem of environmental waste, storage and disposal. In addition, Liqui-Box has asked its suppliers to experiment in the use of reprocessed material in the products furnished to the Company and several promising applications are being actively explored. The Company also has committed to zero scrap in the waste stream of its plant operations through sorting and recycling for use in shipping bags and other non-food applications. This commitment represents the elimination of more than one million pounds of waste annually.

    As a major player in the solution to societal environmental problems, the Company supports such conscientiousness and is not aware of any federal, state or local statutory or regulatory provisions concerning environmental protection or the discharge of materials into the environment that will have any material adverse effect on the capital expenditures, sales, earnings or competitive position of the Company in the future.

    Raw Materials—The primary raw material essential to the Company's business is plastic resin. There are a number of suppliers for this material and the market is highly competitive. The Company is confident that its sources of supply of resin are adequate for its needs in the foreseeable future.

    Seasonality of Business—The demand for some applications of plastic packaging products is seasonal in nature. A mild summer, for example, can reduce the Company's sales to the beverage industry. However, experience over the years has shown that these variations generally offset each other and tend to level the total demand for the Company's products throughout the year. As a result, the Company usually experiences only minor variations in sales volume attributable to seasonal demands.

    Backlog of Orders—Sales of the Company's packaging products generally are closely coordinated with the product production of its customers. Typically, orders are filled within 30 days. Therefore, the backlog of orders is not significant.

    Employees—Liqui-Box employed 753 individuals in its operations throughout the United States, Europe and India as of December 30, 2000. Approximately 2% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employees to be an asset.

    Foreign Operations and Sales—The Company's foreign operations constituted 13% of consolidated net sales, less than 1% of consolidated income before taxes and 14% of consolidated identifiable assets as of and for the year ended December 30, 2000. European operations constituted 13% of consolidated net sales, less than 6% of consolidated income before taxes and 24% of consolidated identifiable assets as of and for the year ended January 1, 2000. Further information regarding the Company's foreign operations can be found on page 23 [Note 9 of the Notes to Consolidated Financial Statements] of the 2000 Annual Report to Sharerholders, which information is incorporated herein by reference.

Item 2. Properties.

    At December 30, 2000, the Company owned or leased property at sixteen (16) locations for manufacturing and offices with a total of approximately 636,000 square feet of floor space. The following table summarizes the properties owned or leased by the Company:

Use and Location:	Approximate Floor Space (Sq. Ft.)	Owned or Leased	Expiration Date of Lease
Executive offices, research and manufacturing:
Worthington, Ohio	63,000	Owned	N/A
Manufacturing:
Ashland, Ohio	43,000	Owned	N/A
Ashland, Ohio	22,000	Owned	N/A
Houston, Texas	33,000	Leased	2005
Elkton, Maryland	58,000	Leased	2015
Auburn, Massachusetts	30,000	Owned	N/A
Ontario, California	61,000	Leased	2003
Upper Sandusky, Ohio	76,000	Owned	N/A
Lake Wales, Florida	8,000	Owned	N/A
Lake Wales, Florida	12,000	Owned	N/A
Sacramento, California	74,000	Leased	2002
Sacramento, California	24,000	Leased	Month to Month
Allentown, Pennsylvania	40,000	Leased	2006
Romiley, England	53,000	Leased	2006
Romiley, England	12,000	Leased	2006
Pune-Maharashtra, India	27,000	Leased	2003

    The Company believes that its properties, plant and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options which the Company expects to exercise to maintain its operations at the facilities.

Item 3. Legal Proceedings.

    See the discussion of litigation matters on page 19 [Note 3 of the Notes to Consolidated Financial Statements] of the 2000 Annual Report to shareholders which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

  Executive Officers of the Registrant.

    The names, ages and positions of all of the executive officers of Liqui-Box, as of March 19, 2001, are listed below along with their business experience during the past five years. Generally, executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders or the Executive Committee of the Board of Directors. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Title
Samuel B. Davis(1)	59	Chairman of the Board, Chief Executive Officer, Treasurer and Director
Samuel N. Davis(2)	36	Vice Chairman of the Board, Secretary and Director
Stewart M. Graves(3)	50	Chief Operating Officer and President

(1)
Samuel B. Davis has been Chairman of the Board, Chief Executive Officer and Treasurer since August, 1982. Mr. Davis was President of the Company from September, 1991 to December, 1997.

(2)
Samuel N. Davis became Vice Chairman and Secretary of Liqui-Box in October of 2000. He was Vice President, Development and an executive officer of the Company from April, 1996 to October, 2000. From September, 1995 until April, 1996, Mr. Davis held the position of Special Projects Coordinator for the Company.

(3)
Stewart M. Graves became President and Chief Operating Officer of Liqui-Box in October, 2000. He was Vice President, International of the Company from August, 1996 until October, 2000. From January, 1994 until August, 1996, Mr. Graves held the position of Managing Director of LB Europe Limited, a subsidiary of the Company.

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

Foreign Currency Exchange Risk

    In 2000 and 1999, foreign operations accounted for approximately 13% of the Company's consolidated net sales. As a result, there is exposure to foreign currency exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company maintains assets and liabilities with financial institutions in various foreign currencies to hedge transactions that are to be settled in the business unit's functional currency. Reference is made to Note 1—Foreign Currency Translation in the Notes to the Company's Consolidated Financial

Statements for further information with respect to foreign currency exchanges. The Company's hedging activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact the Company's operating results or cash flow.

Marketable Securities Risk

    The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at December 30, 2000 was approximately $1,190,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

    The interest payable for the Company's credit facilities is affected by changes in market interest rates. At December 30, 2000, the Company's credit facilities bear interest rates ranging from 5.75% to 7.5% and, therefore, a hypothetical 10% fluctuation would not materially impact the Company's operating results or cash flow

    The following items are incorporated herein by reference from the indicated pages of the Liqui-Box 2000 Annual Report to Shareholders:

		Pages
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	1
Item 6.	Selected Financial Data	1
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	2-7
Item 8.	Financial Statements and Supplementary Data	8-24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

PART III

    The following items are incorporated herein by reference from the indicated pages of the Registrant's definitive Proxy Statement for its 2001 annual meeting of shareholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Pages
Item 10.	Directors and Executive Officers of the Registrant
	In addition, certain information concerning the executive officers of the Registrant called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant".	4-6 and 12
Item 11.
Executive Compensation
	Neither the Report of the Board of Directors on Executive Compensation, nor the performance graph included in the Registrant's definitive Proxy Statement for its 2001 annual meeting of shareholders are incorporated herein by reference.	9-10
Item 12.	Security Ownership of Certain Beneficial Owners and Management	3-4
Item 13.	Certain Relationships and Related Transactions	5-6 and 11

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)(1) The following consolidated financial statements of Liqui-Box Corporation and Subsidiaries are included in the Registrant's 2000 Annual Report to Shareholders. The page numbers indicate the location of the consolidated financial statements in the Registrant's 2000 Annual Report to Shareholders.

Pages
Consolidated Balance Sheets —December 30, 2000 and January 1, 2000	8-9
Consolidated Statements of Income —Fifty-two weeks ended December 30, 2000, Fifty-two weeks ended January 1, 2000 and Fifty-two weeks ended January 2,1999	10
Consolidated Statements of Cash Flows —Fifty-two weeks ended December 30, 2000, Fifty-two weeks ended January 1, 2000 and Fifty-two weeks ended January 2,1999	11
Consolidated Statements of Stockholders' Equity —Fifty-two weeks ended December 30, 2000, Fifty-two weeks ended January 1, 2000 and Fifty-two weeks ended January 2,1999	12-13
Notes to Consolidated Financial Statements	14-23
Report of Independent Auditors	24
Report of Independent Auditors on Financial Statement Schedules.	(Filed in this Report)

    (a)(2) The following consolidated financial statement schedule of Liqui-Box Corporation and Subsidiaries is included herein pursuant to Item 14(d) of this Report.

    II Valuation and Qualifying Accounts.

    Schedules other than those listed above are omitted because they are not required or are not applicable.

    (a)(3) Listing of Exhibits—The following exhibits are included herein pursuant to Item 14(c):

Exhibit No.	Description	Pages
3A	Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of State on December 14, 1995 are incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 filed with the Securities and Exchange Commission (Exhibit 3A)	N/A
3B	Code of Regulations, as amended, of the Registrant are incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 1, 1995 filed with the Securities and Exchange Commission (Exhibit 3B)	N/A
3C	Amendment to Code of Regulations, as amended, approved by Shareholders on April 20, 2000.	Filed herein
9	Voting Trust and Right of First Refusal Agreement, effective as of September 29, 1993, by and among Mary Ann Davis, Samuel B. Davis, as Voting Trustee, and Samuel B. Davis, individually, is incorporated herein by reference to Amendment No. 6 to Schedule 13D of Samuel B. Davis filed on March 6, 1995 (Exhibit 1).	N/A

10A*	1990 Liqui-Box Stock Option Plan is incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1990 filed with the Securities and Exchange Commission (Exhibit 19(a)) (File number 0-8514).	N/A
10AA*	2000 Amendment to 1990 Liqui-Box Stock Option Plan dated September 26, 2000.	Filed herein
10B*	Summary of Profit Participation Program is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).	N/A
10C*	Executive Deferred Compensation Plan is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 1, 2000 filed with the Securities and Exchange Commission (Exhibit 10C)	N/A
10D*	LB Shares Stock Option Plan, as amended.	Filed herein
13	Annual Report to Shareholders for the fiscal year ended December 30, 2000	Filed herein
21	Subsidiaries of the Registrant	Filed herein
23	Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)	Filed herein
24	Powers of Attorney	Filed herein

*
Indicates executive compensation plan or arrangement.

    (b) Reports on Form 8-K. During the last quarter of the period covered by this Report, the Company filed a Report on Form 8-K dated September 14, 2000 to report a change in the Company's transfer agent. The Company also filed a Report on Form 8-K dated October 24, 2000 to report changes in executive officers of the Company.

    (c) Exhibits filed with this Annual Report on Form 10-K are attached hereto. See Index to Exhibits at page 12.

    (d) Financial Statement Schedules—See Item 14(a)(2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts rounded to the nearest thousand dollars)

LIQUI-BOX CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Reserves deducted from assets:
Fifty-two weeks ended December 30, 2000:
Allowance for doubtful accounts	$730,000	$393,000		$(367,000)	$756,000
Fifty-two weeks ended January 1, 2000:
Allowance for doubtful accounts	$946,000	$209,000		$(425,000)	$730,000
Fifty-two weeks ended January 2, 1999:
Allowance for doubtful accounts	$933,000	$384,000		$(371,000)	$946,000

(1)
Uncollectible accounts written off, net of recoveries and other adjustments.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUI-BOX CORPORATION
Date: March 22, 2001	By:	/s/ *SAMUEL B. DAVIS Samuel B. Davis Chairman of the Board, Chief Executive Officer, and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 22, 2001	By:	/s/ *SAMUEL B. DAVIS Samuel B. Davis Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive and Financial Officer)
Date: March 22, 2001	By:	/s/ *SAMUEL N. DAVIS Samuel N. Davis Director
Date: March 22, 2001	By:	/s/ *CHARLES R. COATE Charles R. Coate Director
Date: March 22, 2001	By:	/s/ *CARL J. ASCHINGER, JR. Carl J. Aschinger, Jr. Director
Date: March 22, 2001	By:	/s/ *RUSSELL M. GERTMENIAN Russell M. Gertmenian Director
Date: March 22, 2001	By:	/s/ *JOHN TROSTHEIM John Trostheim Director
Date: March 22, 2001	By:	/s/ *ROBERT L. ZIEG Robert L. Zieg Director

Date: March 22, 2001	By:	/s/ PETER J. LINN Peter J. Linn Director of Finance (Principal Accounting Officer)
Date: March 22, 2001	By:	/s/ PETER J. LINN Peter J. Linn Attorney in Fact

Index to Exhibits

    Listing of Exhibits—The following exhibits are included pursuant to Item 14(c). The page number indicates the location of the exhibit in this Form 10-K.

Exhibit No.	Description	Pages
3A	Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of State on December 14, 1995 are incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 filed with the Securities and Exchange Commission (Exhibit 3A)	N/A
3B	Code of Regulations, as amended, of the Registrant are incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 1, 1995 filed with the Securities and Exchange Commission (Exhibit 3B)	N/A
3C	Amendment to Code of Regulations, as amended, approved by Shareholders on April 20, 2000	Filed herein
9	Voting Trust and Right of First Refusal Agreement, effective as of September 29, 1993, by and among Mary Ann Davis, Samuel B. Davis, as Voting Trustee, and Samuel B. Davis, individually, is incorporated herein by reference to Amendment No. 6 To Schedule 13D of Samuel B. Davis filed on March 6, 1995 (Exhibit 1)	N/A
10A	1990 Liqui-Box Stock Option Plan is incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1990 filed with the Securities and Exchange Commission (Exhibit 19(a)	N/A
10AA	2000 Amendment to 1990 Liqui-Box Stock Option Plan dated September 26, 2000 Filed herein 10B Summary of Profit Participation Program is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the Securities and Exchange Commission (Exhibit 10E) (File number 0-8514)	N/A
10C	Executive Deferred Compensation Plan is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 1, 2000 filed with the Securities and Exchange Commission (Exhibit 10C)	N/A
10D	LB Shares Stock Option Plan, as amended	Filed herein
13	Annual Report to Shareholders for the fiscal year ended December 30, 2000	Filed herein
21	Subsidiaries of the Registrant	Filed herein
23	Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)	Filed herein
24	Powers of Attorney	Filed herein

QuickLinks

PART I
PART II
PART III
PART IV
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts rounded to the nearest thousand dollars) LIQUI-BOX CORPORATION AND SUBSIDIARIES
SIGNATURES
Index to Exhibits