Form 10-Q
period 2001-03-31
LIQUI BOX CORP
filed 2001-05-14
CIK 216430

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2001
Common Stock, no par value	4,354,252 shares

Exhibit Index at Page 11

LIQUI-BOX CORPORATION

INDEX

		Page No.
Part I—Financial Information:
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) March 31, 2001 and December 30, 2000	3-4
	Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) For the thirteen week periods ended March 31, 2001 and April 1, 2000	5
	Condensed Consolidated Statements of Cash Flows (unaudited) For the thirteen week periods ended March 31, 2001 and April 1, 2000	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10
Part II—Other Information—Items 1-6		11
	Signatures	12

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2001	December 30, 2000
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$19,741,000	$13,274,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $603,000 and $756,000, respectively	13,957,000	13,800,000
Other	847,000	682,000

Total receivables	14,804,000	14,482,000
Inventories:
Raw materials and supplies	10,260,000	9,173,000
Work in process	2,135,000	2,421,000
Finished goods	3,909,000	4,355,000

Total Inventories	16,304,000	15,949,000
Deferred tax assets	1,705,000	1,668,000
Other current assets	602,000	724,000

Total Current Assets	53,156,000	46,097,000

Property, Plant and Equipment—at Cost
Land, buildings and leasehold improvements	18,075,000	18,066,000
Equipment and vehicles	84,631,000	82,602,000
Equipment leased to customers	17,015,000	16,266,000
Construction in process	6,936,000	6,432,000

Total	126,657,000	123,366,000
Less accumulated depreciation and amortization	(86,334,000)	(84,718,000)

Property, plant and equipment—net	40,323,000	38,648,000
Other Assets
Goodwill, net of amortization	6,827,000	7,065,000
Deferred charges and other assets, net	4,327,000	4,364,000

Total other assets	11,154,000	11,429,000
Total Assets	$104,633,000	$96,174,000

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2001	December 30, 2000
	Unaudited
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$8,746,000	$4,901,000
Short-term borrowings	5,954,000	4,577,000
Dividends payable	873,000	878,000
Salaries, wages and related liabilities	3,762,000	2,114,000
Federal, state and local taxes	2,457,000	351,000
Deposits	380,000	1,166,000
Other accrued liabilities	1,810,000	2,343,000

Total Current Liabilities	23,982,000	16,330,000
Other Noncurrent Liabilities
Deferred income taxes	247,000	228,000
Stockholders' Equity
Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	10,991,000	10,593,000
Accumulated other comprehensive income	795,000	649,000
Retained earnings	167,248,000	164,499,000
Less:
Treasury stock, at cost—2,908,685 and 2,871,061 shares, respectively	(99,840,000)	(97,335,000)
Total Stockholders' Equity	80,404,000	79,616,000

Total Liabilities and Stockholders' Equity	$104,633,000	$96,174,000

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Income
and Comprehensive Income

	Thirteen Weeks Ended
	March 31, 2001	April 1, 2000
	Unaudited
Net Sales	$33,858,000	$36,554,000
Cost of Sales	21,807,000	22,446,000

Gross Margin	12,051,000	14,108,000
Selling, administrative and development expenses	6,156,000	6,526,000

Operating income	5,895,000	7,582,000
Other Income (Expense):
Interest and dividend income	161,000	161,000
Interest expense	0	(29,000)
Other, net	(69,000)	(165,000)

Income Before Income Taxes	5,987,000	7,549,000
Taxes on income	2,365,000	2,982,000

Net Income	3,622,000	4,567,000
Other Comprehensive Income (Expense), Net of Tax:
Foreign currency translation gain (loss)	117,000	(95,000)
Unrealized gain (loss) on marketable securities	29,000	(248,000)

Other comprehensive income (expense)	146,000	(343,000)

Comprehensive Income	$3,768,000	$4,224,000

Earnings per share
Basic	$0.83	$1.02
Diluted	$0.80	$0.98
Cash dividends per common share	$0.20	$0.20
Weighted average number of shares used in computing earnings per share:
Basic	4,376,081	4,473,992
Diluted	4,527,777	4,667,007

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	March 31, 2001	April 1, 2000
	Unaudited
Cash Flows from Operating Activities:
Net income	$3,622,000	$4,567,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,816,000	2,040,000
Provision for (collection of) loss on accounts receivable	(153,000)	20,000
Amortization of other noncurrent assets	221,000	229,000
Loss on disposal of property, plant and equipment	120,000	5,000
Deferred compensation	47,000	47,000
Changes in deferred income tax accounts	(18,000)	(165,000)
Changes in operating assets and liabilities:
Accounts receivable	(169,000)	2,610,000
Inventories	(321,000)	(4,371,000)
Other current assets	120,000	393,000
Accounts payable	3,794,000	(338,000)
Salaries, wages and related liabilities	1,648,000	3,082,000
Other accrued liabilities	791,000	3,169,000

Net cash provided by operating activities	11,518,000	11,288,000
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(3,533,000)	(5,569,000)
Proceeds from sale of property, plant and equipment	0	203,000
Other changes, net	83,000	202,000

Net cash used in investing activities	(3,450,000)	(5,164,000)
Cash Flows from Financing Activities:
Acquisition of treasury shares	(3,179,000)	(2,901,000)
Sale of treasury shares	8,000	3,000
Exercise of stock options, including tax benefit	1,017,000	111,000
Cash dividends	(878,000)	(903,000)
Proceeds from short-term borrowings	1,377,000	295,000

Net cash used in financing activities	(1,655,000)	(3,395,000)
Effect of Exchange Rate Changes on Cash	54,000	(93,000)
Increase (Decrease) in cash and cash equivalents	6,467,000	2,636,000
Cash and cash equivalents, Beginning of year	13,274,000	11,635,000

Cash and cash equivalents, End of first quarter	$19,741,000	$14,271,000

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
The accompanying consolidated financial statements include the accounts of Liqui-Box Corporation (the "Company") and its subsidiaries.

  The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and changes in cash flows on a consistent basis.

2.
In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

3.
The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Foreign. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 2001 and 2000. Net sales for the United States and Foreign were $30,058,000 and $3,799,000 for the First Quarter 2001 and $31,762,000 and $4,792,000 for the First Quarter 2000. Operating income (loss) for the United States and Foreign were $6,244,000 and ($349,000) for the First Quarter 2001 and $7,308,000 and $273,000 for the First Quarter 2000.

4.
The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 30, 2000 consolidated financial statements of Liqui-Box Corporation and its subsidiaries contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    During the First Quarter 2001, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a decrease in sales dollars and units compared to the First Quarter 2000. This reduction can be attributed to the downturn in the economy.

    Gross margin, as a percentage of net sales, was 35.6% for the First Quarter 2001 and 38.6% for the First Quarter 2000. The decrease in gross margin is the result of the general economic conditions coupled with increases in the cost of raw materials, which the company has not been able to pass on to its customers in a timely manner.

    For the First Quarter of 2001, selling, administrative, and development expenses were $6,156,000 as compared to $6,526,000 in the First Quarter of 2000, a decrease of 5.7%. This planned decrease is due to the company continuing to reduce costs to a level that the current state of the economy will support.

    Income before taxes as a percentage of net sales was 17.7% in the First Quarter 2001 and 20.7% in the First Quarter 2000. This decrease is due to the decrease in gross margin, offset in part by the decrease in selling, administrative, and development expenses.

    The provision for income taxes was 39.5% of before taxable income for the First Quarter of 2001 and 39.5% for the First Quarter 2000. The effective tax rate for the First Quarter 2001 is based on the Company's anticipated tax rate for the 2001 fiscal year.

    At the end of the First Quarter 2001 and 2000, respectively, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

    Total working capital at March 31, 2001, was $29,174,000 compared to $29,767,000 at December 30, 2000. These changes reflect the seasonal needs of the Company. The ratio of current assets to current liabilities was 2.2 to 1 at the end of the First Quarter 2001 and 2.8 to 1 at year-end 2000. Net cash provided by operations was $11,518,000 for the three months ended March 31, 2001, compared to $11,288,000 for the three months ended April 1, 2000. Net cash used in investing activities was $3,450,000 for the three months ended March 31, 2001 compared to $5,164,000 for the three months ended April 1, 2000. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $1,655,000 for the three months ended March 30, 2001, compared to cash used of $3,395,000 for the three months ended April 1, 2000. The cash used in financing activities was primarily for the repurchase of outstanding shares and payment of cash dividends, offset by Foreign short-term borrowing.

    The Company's major commitments for capital expenditures as of March 31, 2001 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of March 31, 2001. Barclays Bank PLC provides a secured credit facility to the Company's European subsidiary. This facility was fully utilized and the amount outstanding under this facility was $5,264,000 at March 31, 2001.

    Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchases of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 2001.

    There have been no significant changes in capitalization during the first three months of 2001, except for the repurchase of outstanding common shares in the aggregate amount of $3,163,000 which were acquired throughout the First Quarter 2001 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Comprehensive Income

    Comprehensive income is based on revenues, expenses, gains and losses, which under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and unrealized gain or loss on securities adjustments. Comprehensive income, net of tax, was $3,767,000 and $4,224,000 in First Quarter 2001 and First Quarter 2000, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income partially due to foreign currency translation gains in First Quarter 2001 and foreign currency translation losses in First Quarter 2000. Comprehensive income also differs due to unrealized gains on marketable securities in the First Quarter 2001 and unrealized losses on marketable securities in the First Quarter 2000.

New Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

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

Foreign Currency Exchange Risk

    In the First Quarter 2001, Foreign operations accounted for approximately 11% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1 -Accounting Policies- Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to shareholders for further information with respect to foreign currency exchanges. These borrowing activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

    The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at March 31, 2001 was approximately $1,240,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.

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

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders: Not applicable

Item 5. Other Information: Not applicable

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibit Index

      Exhibit 3A. Amended Articles of Incorporation of the Registrant incorporated herein by reference to Exhibit 3A to the Registrants Form 10-K for the fiscal year ended December 30, 1995.

      Exhibit 3B. Code of Regulations as amended of the Registrant incorporated herein by reference to Exhibit 3B to the Registrant's Form 10-Q for the fiscal Quarter ended July 1, 1995.

      Exhibit 3C. Amendment to Code of Regulations, as amended, incorporated herein by reference to Exhibit 3C to the Registrant's Form 10-K for the fiscal year ended December 30, 2000.

    (b)
    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION (Registrant)
Date May 11, 2000	By	/s/ STEWART M. GRAVES Stewart M. Graves President and Chief Operating Officer (Duly Authorized Officer)
Date May 11, 2000	By	/s/ PETER J. LINN Peter J. Linn (Principal Accounting Officer)

QuickLinks

LIQUI-BOX CORPORATION INDEX
LIQUI-BOX CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.
ITEM 3.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings: Not applicable
  Item 2. Changes in Securities: Not applicable
  Item 3. Defaults Upon Senior Securities: Not applicable
  Item 4. Submission of Matters to a Vote of Security Holders: Not applicable
  Item 5. Other Information: Not applicable
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES