Form 10-Q
period 2001-06-30
LIQUI BOX CORP
filed 2001-08-14
CIK 216430

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-8514

LIQUI-BOX CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-0628033 (IRS Employer Identification No.)
6950 Worthington-Galena Road, Worthington, Ohio (Address of principal executive offices)	43085 (Zip Code)

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

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding at August 3, 2001 4,301,798 shares

Exhibit Index on Page 15

LIQUI-BOX CORPORATION
INDEX

Page No.
Part I—Financial Information:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited) June 30, 2001 and December 30, 2000	3-4
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) For the thirteen and twenty-six week periods ended June 30, 2001 and July 1, 2000	5
Condensed Consolidated Statements of Cash Flows (unaudited) For the twenty-six week periods ended June 30, 2001 and July 1, 2000	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3. Quantitative and Qualitative Disclosure About Market Risk	11
Part II—Other Information—Items 1-6	12
Signatures	14

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2001	December 30, 2000
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,398,000	$13,274,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $561,000 and $756,000, respectively	16,989,000	13,800,000
Other	636,000	682,000

Total receivables	17,625,000	14,482,000
Inventories:
Raw materials and supplies	10,225,000	9,173,000
Work in process	1,716,000	2,421,000
Finished goods	3,870,000	4,355,000

Total Inventories	15,811,000	15,949,000
Federal, state and local taxes	428,000	(351,000)
Deferred tax assets	1,766,000	1,668,000
Other current assets	524,000	724,000

Total Current Assets	46,552,000	45,746,000
Property, Plant and Equipment—at Cost
Land, buildings and leasehold improvements	18,085,000	18,066,000
Equipment and vehicles	85,562,000	82,602,000
Equipment leased to customers	17,594,000	16,266,000
Construction in process	7,224,000	6,432,000

Total	128,465,000	123,366,000
Less accumulated depreciation and amortization	(88,139,000)	(84,718,000)

Property, plant and equipment—net	40,326,000	38,648,000
Other Assets
Goodwill, net of amortization	6,681,000	7,065,000
Deferred charges and other assets, net	4,238,000	4,364,000

Total other assets	10,919,000	11,429,000
Total Assets	$97,797,000	$95,823,000

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2001	December 30, 2000
	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$5,251,000	$4,901,000
Short-term borrowings	3,246,000	4,577,000
Dividends payable	866,000	878,000
Salaries, wages and related liabilities	4,999,000	2,114,000
Deposits	6,000	1,166,000
Other accrued liabilities	1,566,000	2,343,000

Total Current Liabilities	15,934,000	15,979,000
Other Noncurrent Liabilities
Deferred income taxes	287,000	228,000
Stockholders' Equity
Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	11,256,000	10,593,000
Accumulated other comprehensive income	776,000	649,000
Retained earnings	170,076,000	164,499,000
Less:
Treasury stock, at cost—2,949,066 and 2,871,061 shares, respectively	(101,742,000)	(97,335,000)

Total Stockholders' Equity	81,576,000	79,616,000

Total Liabilities and Stockholders' Equity	$97,797,000	$95,823,000

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Income
and Comprehensive Income

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
	(Unaudited)		(Unaudited)
Net Sales	$38,952,000	$43,183,000	$72,810,000	$79,737,000
Cost of Sales	25,837,000	27,638,000	47,644,000	50,084,000

Gross Margin	13,115,000	15,545,000	25,166,000	29,653,000
Selling, administrative and development expenses	6,941,000	7,456,000	13,097,000	13,982,000

Operating income	6,174,000	8,089,000	12,069,000	15,671,000
Other Income (Expense):
Interest and dividend income	228,000	174,000	389,000	336,000
Interest expense	(114,000)	(45,000)	(114,000)	(74,000)
Other, net	(103,000)	(81,000)	(172,000)	(246,000)

Income Before Income Taxes	6,185,000	8,137,000	12,172,000	15,687,000
Taxes on income	2,474,000	3,214,000	4,839,000	6,196,000

Net Income	3,711,000	4,923,000	7,333,000	9,491,000
Other Comprehensive Income (Expense), Net of Tax:
Foreign currency translation adjustments	(79,000)	(582,000)	38,000	(677,000)
Unrealized gain (loss) on marketable securities	59,000	60,000	88,000	(188,000)

Other comprehensive income (expense)	(20,000)	(522,000)	126,000	(865,000)

Comprehensive Income	$3,691,000	$4,401,000	$7,459,000	$8,626,000

Earnings per share
Basic	$0.85	$1.11	$1.68	$2.13
Diluted	$0.83	$1.06	$1.63	$2.04
Cash dividends per common share	$0.20	$0.20	$0.40	$0.40
Weighted average number of shares used in computing earnings per share:
Basic	4,347,114	4,445,059	4,361,598	4,459,526
Diluted	4,493,338	4,637,489	4,505,515	4,651,034

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	June 30, 2001	July 1, 2000
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$7,333,000	$9,491,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,646,000	4,106,000
Provision for loss on accounts receivable	49,000	20,000
Amortization of other noncurrent assets	432,000	433,000
Loss on disposal of property, plant and equipment	48,000	0
Deferred compensation	94,000	94,000
Changes in deferred income tax accounts	(39,000)	(125,000)
Changes in operating assets and liabilities:
Accounts receivable	(3,162,000)	568,000
Inventories	164,000	(5,101,000)
Other current assets	192,000	280,000
Accounts payable	337,000	(5,691,000)
Salaries, wages and related liabilities	2,885,000	3,959,000
Other accrued liabilities	(2,713,000)	2,406,000

Net cash provided by operating activities	9,266,000	10,440,000
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,367,000)	(8,174,000)
Proceeds from sale of property, plant and equipment	76,000	557,000
Other changes, net	167,000	(314,000)

Net cash used in investing activities	(5,124,000)	(7,931,000)
Cash Flows from Financing Activities:
Acquisition of treasury shares	(5,416,000)	(5,069,000)
Sale of treasury shares	15,000	515,000
Exercise of stock options	1,547,000	137,000
Cash dividends	(1,751,000)	(1,794,000)
Proceeds from short-term borrowings	1,377,000	295,000
Repayment of short-term borrowings	(2,708,000)	(1,263,000)

Net cash used in financing activities	(6,936,000)	(7,179,000)
Effect of Exchange Rate Changes on Cash	(82,000)	(658,000)
Increase (Decrease) in cash and cash equivalents	(2,876,000)	(5,328,000)
Cash and cash equivalents, Beginning of year	13,274,000	11,635,000

Cash and cash equivalents, End of second quarter	$10,398,000	$6,307,000

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

3.
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has not determined the impact, if any, that SFAS 141 will have on its financial statements.

4.
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not determined the impact that SFAS 142 will have on its financial statements.

5.
The Company adopted FASB Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." The Company is managed in two operating segments, United States and Foreign. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products for year to date 2001 and 2000. Net sales for the United States and Foreign were $33,450,000 and $5,503,000 for the Second Quarter 2001 and $38,310,000 and $4,873,000 for the Second Quarter 2000. For the first six months of 2001 net sales for the United States and Foreign were $63,508,000 and $9,302,000 compared to $70,072,000 and $9,665,000 for the first six months of 2000. Operating income for the United States and Foreign were $5,664,000 and $510,000 for the Second Quarter 2001 and $7,654,000 and $435,000 for the Second Quarter 2000. For the first six months of 2001 operating income for the United States and Foreign was $11,908,000 and $161,000 compared to $14,963,000 and $708,000 for the first six months of 2000.

6.
The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the fiscal year ended December 30, 2000 consolidated financial statements of Liqui-Box Corporation and its subsidiaries contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-8514). Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    During the Second Quarter 2001, Liqui-Box Corporation and its subsidiaries (the "Company") experienced a decrease in sales dollars and units compared to the Second Quarter 2000. This reduction can be attributed to the prolonged downturn in the economy.

    Gross margin, as a percentage of net sales, was 33.7% for the Second Quarter 2001 and 36.0% for the Second Quarter 2000. For the first two quarters of 2001, gross margin as a percent of net sales was 34.6% compared to 37.2% for the same period in 2000. The decrease in gross margin is the result of the general economic conditions coupled with increases in the cost of raw materials, which the Company has not been able to pass on to its customers in a timely manner.

    For the Second Quarter of 2001, selling, administrative, and development expenses were $6,941,000 as compared to $7,456,000 for the Second Quarter of 2000, a decrease of 7.1%. The decrease is primarily due to a decrease in the Company's Profit Participation Plan costs. For the first six months of 2001, selling, administrative, and development expenses were $13,097,000 compared to $13,982,000 for the first six months of 2000. The planned decrease is due to the Company continuing to reduce costs to a level that the current state of the economy will support.

    Income before taxes as a percentage of net sales was 15.9% in the Second Quarter 2001 and 18.8% in the Second Quarter 2000, due to the decrease in gross margin, partially offset by the decrease in selling, administrative, and development expenses, as discussed above. For the first six months of 2001, income before taxes as a percentage of net sales was 16.7% of sales as compared to 19.7% for the first six months of 2000.

    The provision for income taxes was 40.0% of before taxable income for the Second Quarter of 2001 and 39.5% for the Second Quarter 2000. On a year-to-date basis, the provision for income taxes was 39.8% in 2001 and 39.5% in 2000. The effective tax rate used for the first six months of 2001 is based on the Company's anticipated tax rate for the 2001 fiscal year.

    At the end of the Second Quarter 2001 and 2000, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

    Total working capital at June 30, 2001, was $30,618,000 compared to $29,767,000 at December 30, 2000. This increase reflects the seasonal needs of the Company. Net cash provided by operations was $9,266,000 for the six months ended June 30, 2001, compared to $10,440,000 for the six months ended July 1, 2000. The decrease resulted from timing related changes in the company's balance sheet. Net cash used in investing activities was $5,124,000 for the six months ended June 30, 2001 compared to $7,931,000 for the six months ended July 1, 2000. During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $6,936,000 for the six months ended June 30, 2001, compared to cash used of $7,179,000 for the six months ended July 1, 2000. The cash used in financing activities was primarily for the repurchase of outstanding shares, payment of cash dividends, and repayment of Foreign short-term borrowing.

    The Company's major commitments for capital expenditures as of June 30, 2001 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects. Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of June 30, 2001. Barclays Bank PLC provides a secured credit facility to the Company's European subsidiary. This facility was fully utilized and the amount outstanding under this facility was $3,231,000 at June 30, 2001.

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

    There have been no significant changes in capitalization during the first six months of 2001, except for the repurchase of outstanding common shares in the aggregate amount of $5,416,000 which were acquired throughout the first six months of 2001 on the open market. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The company also purchased 18,000 Liqui-Box Common shares at $38.00 per share from an officer of the company. The purchase price of this transaction was below fair market value at the date of purchase. The Company felt that these purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Comprehensive Income

    Comprehensive income is based on revenues, expenses, gains and losses, which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and gain or loss on securities adjustments. Comprehensive income, net of tax, was $3,691,000 and $4,401,000 in Second Quarter 2001 and Second Quarter 2000, respectively. Comprehensive income, net of tax, was $7,459,000 and $8,626,000 for the first six months of 2001 and 2000, respectively. Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation losses in the Second Quarter 2001 and in the Second Quarter 2000, and a gain on marketable securities in the Second Quarter 2001 and Second Quarter 2000. Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.

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

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has not determined the impact, if any, that SFAS 141 will have on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not determined the impact that SFAS 142 will have on its financial statements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

    The Company, in the normal course of business, is exposed to market risks associated with foreign currency exchange rates, fluctuations in the market value of equity securities available for sale, and changes in interest rates. The Company is also exposed to changes in the price of commodities used in its manufacturing operations. However, commodity price risk is not material as price changes are customarily passed along to the customer in a reasonable period of time.

Foreign Currency Exchange Risk

    In the Second Quarter 2001, Foreign operations accounted for approximately 14% of the Company's net sales. As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency. Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency. Reference is made to Note 1 -Accounting Policies—Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to shareholders for further information with respect to foreign currency exchanges. These borrowing activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

    The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at June 30, 2001 was approximately $1,336,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.

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

Item 1. Legal Proceedings: Not Applicable

Item 2. Changes in Securities: Not applicable

Item 3. Defaults Upon Senior Securities: Not applicable

Item 4. Submission of Matters to a Vote of Security Holders:

  (a)
  The 2001 Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on April 19, 2001.

  (b)
  No response required.

  (c)
  The only matter voted on at the Annual Meeting was the uncontested election of Samuel N. Davis, Carl J. Aschinger and Charles R. Coate as directors of the Company. There were 4,088,012 common shares of the Company represented in person or by proxy at the meeting.

    The manner in which the votes were cast with respect to the election of directors was as follows:

NOMINEE	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Carl J. Aschinger	4,076,956	11,056	None
Charles R. Coate	4,076,715	11,297	None
Samuel N. Davis	4,045,830	42,182	None

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

  (b)
  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION (Registrant)
Date August 10, 2001	By:	/s/ STEWART M. GRAVES Stewart M. Graves President and Chief Operating Officer (Duly Authorized Officer)
Date August 10, 2001	By:	/s/ ROBERT VALENTINE Robert Valentine Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.
3A	Amended Articles of Incorporation of the Registrant incorporated herein by reference to Exhibit 3A to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 as filed with the Securities and Exchange Commission.
3B
Code of Regulations as Amended of the Registrant incorporated herein by reference to Exhibit 3B to the Registrant's Form 10-Q for the fiscal quarter ended July 1, 1995 as filed with the Securities and Exchange Commission.
3C
Amendment to Registrant's Code of Regulation approved by shareholders of Registrant at the April 20, 2000 Annual Meeting of Shareholders incorporated herein by reference to Exhibit 3C to the Registrant's Form 10-Q for the fiscal quarter ended July 1, 2000 as filed with the Securities and Exchange Commission.

QuickLinks

LIQUI-BOX CORPORATION INDEX
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
Exhibit Index