Form 10-Q
period 2001-09-29
LIQUI BOX CORP
filed 2001-11-13
CIK 216430

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirty nine weeks period ended September 29,2001

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2001
Common Stock, no par value	4,202,173 shares

Exhibit Index on Page 12

LIQUI-BOX CORPORATION

INDEX

Part I - Financial Information:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) September 29, 2001 and December 30, 2000

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) For the thirteen and thirty nine weeks periods ended September 29, 2001 and September 30, 2000

Condensed Consolidated Statements of Cash Flows (unaudited) For the thirty nine week periods ended September 29, 2001 and September 30, 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Part II – Other Information – Items 1-6

Signatures

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 29, 2001	December 30, 2000

Assets

UNAUDITED

Current Assets

Cash and cash equivalents	$11,139,000	$13,274,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $582,000 and $756,000, respectively	16,234,000	13,800,000
Other	667,000	682,000
Total receivables	16,901,000	14,482,000

Inventories:
Raw materials and supplies	10,834,000	9,173,000
Work in process	1,692,000	2,421,000
Finished goods	3,698,000	4,355,000
Total Inventories	16,224,000	15,949,000

Deferred tax assets	1,703,000	1,668,000
Other current assets	1,047,000	724,000
Total Current Assets	47,014,000	46,097,000

Property, Plant and Equipment - at Cost

Land, buildings and leasehold improvements	18,086,000	18,066,000
Equipment and vehicles	86,459,000	82,602,000
Equipment leased to customers	18,166,000	16,266,000
Construction in process	8,316,000	6,432,000
Total	131,027,000	123,366,000
Less accumulated depreciation and amortization	(89,947,000)	(84,718,000)

Property, plant and equipment – net	41,080,000	38,648,000

Other Assets

Goodwill, net of amortization	6,587,000	7,065,000
Deferred charges and other assets, net	4,140,000	4,364,000
Total other assets	10,727,000	11,429,000

Total Assets	$98,821,000	$96,174,000

The accompanying notes are an integral part of the financial statements.

	September 29, 2001	December 30, 2000

Liabilities and Stockholders' Equity

UNAUDITED

Current Liabilities

Accounts payable	$5,152,000	$4,901,000
Short-term borrowings	4,747,000	4,577,000
Dividends payable	0	878,000
Salaries, wages and related liabilities	4,654,000	2,114,000
Federal, State and Local Taxes	305,000	351,000
Deposits	6,000	1,166,000
Other accrued liabilities	1,994,000	2,343,000

Total Current Liabilities	16,858,000	16,330,000

Other Noncurrent Liabilities

Deferred income taxes	227,000	228,000

Stockholders' Equity

Preferred stock, without par value, 2,000,000 shares authorized; none issued	-	-
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	11,474,000	10,593,000
Accumulated other comprehensive income	780,000	649,000
Retained earnings	174,024,000	164,499,000
Less:
ESOP Loan	(1,366,000)
Treasury stock, at cost - 3,014,347 and 2,871,061 shares, respectively	(104,386,000)	(97,335,000)

Total Stockholders' Equity	81,736,000	79,616,000

Total Liabilities and Stockholders' Equity	$98,821,000	$96,174,000

The accompanying notes are an integral part of the financial statements.

Condensed Consolidated Statements of Income

and Comprehensive Income

	UNAUDITED		UNAUDITED
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net Sales	$38,837,000	$43,440,000	$111,647,000	$123,177,000
Cost of Sales	26,350,000	29,091,000	73,994,000	79,175,000
Gross Margin	12,487,000	14,349,000	37,653,000	44,002,000

Selling, administrative and development expenses	5,819,000	7,003,000	18,916,000	20,985,000
Operating income	6,668,000	7,346,000	18,737,000	23,017,000

Other Income (Expense):
Interest and dividend income	143,000	87,000	532,000	287,000
Interest expense	(80,000)	(133,000)	(194,000)	(71,000)
Other, net	(96,000)	54,000	(268,000)	(192,000)

Income Before Income Taxes	6,635,000	7,354,000	18,807,000	23,041,000

Taxes on income	2,687,000	2,905,000	7,526,000	9,101,000

Net Income	3,948,000	4,449,000	11,281,000	13,940,000

Other Comprehensive Income (Expense), Net of Tax:

Foreign currency translation adjustments	94,000	(701,000)	133,000	(1,379,000)
Unrealized gain (loss) on marketable securities	(89,000)	114,000	(2,000)	(74,000)
Other comprehensive income (expense)	5,000	(587,000)	131,000	(1,453,000)

Comprehensive Income	$3,953,000	$3,862,000	$11,412,000	$12,487,000

Earnings per share

Basic	$0.92	$1.01	$2.60	$3.14
Diluted	$0.89	$0.97	$2.52	$3.02
Cash dividends per common share	$0.00	$0.20	$0.40	$0.60

Weighted average number of shares used in computing earnings per share:

Basic	4,283,736	4,413,129	4,335,455	4,444,060
Diluted	4,436,693	4,582,143	4,479,336	4,622,412

The accompanying notes are an integral part of the financial statements.

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	UNAUDITED
	September 29, 2001	September 30, 2000
Cash Flows from Operating Activities:

Net income	$11,281,000	$13,940,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,225,000	6,072,000
Provision for loss on accounts receivable	49,000	20,000
Amortization of other noncurrent assets	626,000	634,000
Loss on disposal of property, plant and equipment	138,000	0
Deferred compensation	141,000	141,000
Changes in deferred income tax accounts	(36,000)	(49,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,500,000)	3,053,000
Inventories	(285,000)	(3,955,000)
Other current assets	(360,000)	46,000
Accounts payable	257,000	(5,546,000)
Salaries, wages and related liabilities	2,540,000	3,433,000
Other accrued liabilities	(1,547,000)	1,836,000

Net cash provided by operating activities	15,529,000	19,625,000

Cash Flows from Investing Activities:

Purchase of property, plant and equipment	(7,782,000)	(12,026,000)
Proceeds from sale of property, plant and equipment	(1,000)	1,182,000
Other changes, net	(139,000)	127,000

Net cash used in investing activities	(7,922,000)	(10,717,000)

Cash Flows from Financing Activities:

Acquisition of treasury shares	(8,076,000)	(6,680,000)
Sale of treasury shares	15,000	523,000
Exercise of stock options	1,971,000	340,000
Cash dividends	(2,617,000)	(2,680,000)
Proceeds from short-term borrowings	170,000	0
ESOP	(1,366,000)	(263,000)

Net cash used in financing activities	(9,903,000)	(8,760,000)

Effect of Exchange Rate Changes on Cash	161,000	(1,359,000)

Increase (Decrease) in cash and cash equivalents	(2,135,000)	(1,211,000)

Cash and cash equivalents, Beginning of period	13,274,000	11,635,000

Cash and cash equivalents, End of period	$11,139,000	$10,424,000

The accompanying notes are an integral part of the financial statements.

LIQUI-BOX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             The accompanying consolidated financial statements include the accounts of Liqui-Box Corporation (the “Company”) and its subsidiaries.

                The information furnished reflects all adjustments (all of which were of a normal recurring nature) which are, in the opinion of management, necessary to fairly present the consolidated financial position, results of operations and changes in cash flows on a consistent basis.

2.             In June 1998, the FASB (Financial Accounting Standards Board) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value.  The statement requires that changes in the derivative’s fair market value be recognized currently in earnings unless specific hedge accounting criteria are met.  The accounting provisions for qualifying hedges allow a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.  The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

3.             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”.  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company has not determined the impact, if any, that SFAS 141 will have on its financial statements.

4.             In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company has not determined the impact that SFAS 142 will have on its financial statement.

5.             In August 2001, the FASB issued No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” While this statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The Company has not determined the impact, if any, that SFAS No. 144 will have on its financial statements.

6.             The Company adopted FASB Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.”  The Company is managed in two operating segments, United States and Foreign.  Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties.  Identifiable assets are those assets associated with a specific segment.  There were no significant inter-segment sales.  Substantially all sales were derived from plastic packaging products for year to date 2001 and 2000.  Net sales for the United States and Foreign were $33,870,000 and $ 4,967,000 for the Third  Quarter 2001 and $ 37,770,000  and           $ 5,670,000  for the Third  Quarter 2000.  For the first nine months of 2001 net sales for the United States and Foreign were $ 97,377,000  and $ 14,270,000  compared to $ 107,842,000  and  $ 15,335,000 for the first nine  months of 2000.  Operating income for the United States and Foreign were $ 6,293,000  and $ 375,000  for the Third Quarter 2001 and $ 6,623,000  and $ 722,000  for the Third  Quarter 2000.  For the first nine  months of 2001 operating income for the United States and Foreign was $ 18,201,000  and $ 536,000 compared to $ 21,587,000  and $ 1,429,000 for the first nine  months of 2000.

7.             The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the fiscal year ended December 30, 2000 consolidated financial statements of Liqui-Box Corporation and its subsidiaries contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (Commission File No. 0-8514).  Reference should be made to the Company's aforementioned Form 10-K for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the Third  Quarter 2001, Liqui-Box Corporation and its subsidiaries (the “Company”) experienced a decrease in sales dollars and units compared to the Third  Quarter 2000.  This reduction can be attributed to the prolonged downturn in the economy.

Gross margin, as a percentage of net sales, was 32.2%  for the Third  Quarter 2001 and 33.0%  for the Third  Quarter 2000.  For the first Three  quarters of 2001, gross margin as a percent of net sales was 33.7%  compared to 35.7%  for the same period in 2000.  The decrease in gross margin is the result of the general economic conditions coupled with increases in the cost of raw materials, which the Company has not been able to pass on to its customers in a timely manner.

For the Third  Quarter of 2001, selling, administrative, and development expenses were $ 5,819,000  as compared to $ 7,003.000  for the Third  Quarter of 2000, a decrease of 16.9% .  The decrease is primarily due to a decrease in the Company’s Profit Participation Plan costs.  For the first Nine  months of 2001, selling, administrative, and development expenses were $ 18,916,000 compared to $ 20,985,000  for the first Nine  months of 2000.  The planned decrease is due to the Company continuing to reduce costs to a level that the current state of the economy will support and a decrease in the Company’s Profit Participation Plan costs.

Income before taxes as a percentage of net sales was 17.1%  in the Third  Quarter 2001 and 16.9%  in the Third  Quarter 2000  due to the decrease in gross margin partially offset by the decrease in selling, administrative, and development expenses.  For the first nine  months of 2001, income before taxes as a percentage of net sales was 16.9%  of sales as compared to 18.7%  for the first nine  months of 2000. The decrease in gross margin due to explanation above.

The provision for income taxes was 40.5 %  of before taxable income for the Third  Quarter of 2001 and 39.5% % for the Third  Quarter 2000.  On a year-to-date basis, the provision for income taxes was 40.0%  in 2001 and 39.5%  in 2000.  The effective tax rate used for the first nine months of 2001 is based on the Company’s anticipated tax rate for the 2001 fiscal year.

At the end of the Third  Quarter 2001 and 2000, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

Total working capital at September 29, 2001 was $ 30,156,000  compared to $ 29,767,000  at December 30, 2000.  This increase reflects the seasonal needs of the Company. Net cash provided by operations was $15,529,000  for the nine  months ended September 29, 2001, compared to $ 19,625,000  for the nine months ended September 30,2000 .  Net cash used in investing activities was $ 7,922,000  for the nine  months ended September 29,2001  compared to $ 10,717,000  for the nine  months ended September 30, 2000   During both periods, the cash was used primarily for purchases of new plant equipment and improvements to existing property and plant equipment.  Cash used in financing activities was $ 9,903,000  for the nine  months ended September 29, 2001, compared to cash used of $ 8,760,000  for the nine months ended September 30,2000 .  The cash used in financing activities was primarily for the repurchase of outstanding shares and payment of cash dividends, offset by exercise of stock options.

The Company's major commitments for capital expenditures as of September 29,2001  were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new projects.  Funds required to fulfill these commitments will be provided principally by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank.  No amounts were outstanding under these credit facilities as of June 30, 2001. The Company’s foreign subsidiaries have secured credit facilities. These facilities totaled $4,228,000 at September 29, 2001.

Longer-term cash requirements, other than normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchases of the Company’s common shares.  The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for the fiscal year 2001.

There have been no significant changes in capitalization during the first nine  months of 2001, except for the repurchase of outstanding common shares in the aggregate amount of $ 8,076,000  which were acquired throughout the first nine  months of 2001 on the open market and private purchases .  The common shares were bought at a price considered fair by management and there was cash available for these purchases.  The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company’s employee benefit plans.  The Company has not entered into any significant financing arrangements not reflected in the financial statements.

Comprehensive Income

Comprehensive income is based on revenues, expenses, gains and losses, which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and unrealized gain or loss on securities adjustments.  Comprehensive income, net of tax, was $ 3,953,000 and $ 3,862,000  in Third  Quarter 2001 and Third  Quarter 2000, respectively. Comprehensive income, net of tax, was $ 11,412,000 and $ 12,487,000 for the first nine  months of 2001 and 2000, respectively.  Comprehensive income differs from net income per the Consolidated Statements of Income due to foreign currency translation losses in the third  Quarter 2001 and in the Third  Quarter 2000, and a loss on marketable securities in the Third Quarter 2001 and Third Quarter 2000.  Other comprehensive income is derived from the change in foreign currency translation and the change in the value of marketable securities held for investment.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value.  The statement requires that changes in the derivative’s fair market value be recognized currently in earnings unless specific hedge accounting criteria are met.  The accounting provisions for qualifying hedges allow a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.  The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

In August 2001, the FASB issued No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” While this statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The Company has not determined the impact, if any, that SFAS No. 144 will have on its financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”.  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company has not determined the impact, if any, that SFAS 141 will have on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company has not determined the impact that SFAS 142 will have on its financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders.  All such statements which are not historical fact are forward-looking statements based upon the Company’s current plans and strategies, and reflect the Company’s current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the EURO; capacity; efficiency and supply constraints; weather conditions; and other risks detailed in the Company’s press releases, shareholder communications and Securities and Exchange Commission filings.  Actual events affecting the Company and the impact of such events on the Company’s operations may vary from those currently anticipated.  The Company is not obligated to update or revise forward-looking statements relating to the Company to reflect new events or circumstances.

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

Foreign Currency Exchange Risk

In the Third  Quarter 2001, Foreign operations accounted for approximately 12.8%  of the Company’s net sales.  As a result, there is exposure to foreign exchange risk on transactions that are denominated in a currency other than the business unit’s functional currency.  The Company borrows from a bank the amounts of its foreign currency sales in that foreign currency.  Upon collection of the related accounts receivable, the corresponding bank loan is repaid in that foreign currency.  Reference is made to Note 1 -Accounting Policies - Foreign Currency Translation, in the Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report to shareholders for further information with respect to foreign currency exchanges.  These borrowing activities provide only limited protection against currency exchange risks, however, a hypothetical 10% foreign exchange fluctuation would not materially impact operating results or cash flow.

Marketable Securities Risk

The Company maintains a portfolio of marketable equity securities available for sale.  The fair market value of these securities at September 29,2001  was approximately $1,067,000  with the corresponding unrealized gain included as a component of stockholders’ equity.  A hypothetical 10% decrease in the quoted market price of the marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

The interest payable for the Company’s revolving credit facilities is principally 50 basis points above the London Interbank Offered Rate and therefore affected by changes in market interest rates.  A hypothetical 10% increase in the interest rate would not materially impact operating results or cash flow.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:  Not Applicable

Item 2.  Changes in Securities:  Not applicable

Item 3.  Defaults Upon Senior Securities:  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Not applicable

Item 5.  Other Information:  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit Index

Exhibit 3A, Amended Articles of Incorporation of the Registrant incorporated herein by Reference to Exhibit 3A to the Registrant’s Form 10K for the fiscal year Ended December 30, 1995.

Exhibit 3B. Code of Regulations as Amended of the Registrant incorporated herein by Reference to Exhibit 3 (B) to the Registrant's Form 10Q for the fiscal Quarter ended July 1, 1995.

Exhibit 3C. Amendment to the Code of Regulations, as amended, incorporated herein by reference to Exhibit 3C to the Registrant's Form 10-K for the fiscal year ended December 30, 2000.

(b)	No reports on Form 8-K were filed during the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION
(Registrant)

Date	November 13, 2001	By	/s/ Stewart M. Graves
Stewart M. Graves
President and Chief Operating Officer
(Duly Authorized Officer)

Date	November 13, 2001	By	/s/ Robert Valentine
Robert Valentine
Chief Financial Officer
(Principal Accounting Officer)