Form 10-K405
period 2001-12-29
LIQUI BOX CORP
filed 2002-03-29
CIK 216430

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year (fifty-two weeks) ended December 29, 2001

or

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

Common Shares, No Par Value

(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based upon the closing price reported on The NASDAQ National Market on March 22, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $128,625,052. The number of common shares outstanding at March 22, 2002 was 4,168,380.

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

        The Company and its subsidiaries operate 11 manufacturing plants in the United States, Europe and India. Through licensees, a direct sales force and independent agents, the Company serves markets in many countries worldwide.

        Description of Principal Products—The principal product of the Company is plastic packaging. Such packaging includes specialty plastic bags and plastic blow molded containers; injection molded plastic products used in liquid packaging and a variety of industrial and commercial plastic packaging films. In addition, the Company manufactures equipment for filling such packaging products (approximately 5% of total net sales). These products are marketed nationwide primarily to the edible products industries principally through a direct sales force. These products are also marketed internationally through a direct sales force, licensees, independent agents and the Company's own export operations.

        Competition—The plastic packaging market is large and highly fragmented. There are numerous competitors and the major market in which the Company sells its products is very competitive. These products are in competition with similar products produced by other manufacturers, and in some instances, with products produced by other industries from other raw materials.

        The plastic packaging industry is, therefore, highly price competitive. A substantial number of manufacturers compete in the national and international markets. None are considered to be dominant. According to information in the public domain, the Company supplies less than one percent of the total plastic packaging market in the United States.

        While the Company's product and customer mix is generally diverse, The Perrier Group of America ("Perrier") constitutes a buying group of customers that is a material part of the Company's business to the extent that loss of this buying group, with which the Company has a good relationship, would have a material adverse effect on the Company's business. The risk associated with such a potential loss is partially mitigated by a 3-year supply agreement between the Company and Perrier for an amount, which would approximate 84% of the Company's sales to Perrier in the year 2001. This agreement, which was negotiated in 2000, expires on December 31, 2003. Sales to this customer constituted 18%, 21% and 22% of total sales in 2001, 2000 and 1999, respectively. However, due to the lower margins on this segment, the percent that this represents of the total margin of the Company was noticeably less than the percentage of sales.

        Research and Development—The Company emphasizes applied research and development as a vital aspect of meeting the needs of its customers for plastic packaging. Thus, the Company's research activities focus on the development of new plastic packaging products and packaging systems to increase quality, improve production efficiency and/or reduce costs to its customers and to the ultimate consumer. The Company also devotes significant efforts to the research, development and improvement of plastic packaging machinery and equipment for use by its customers and in its own production operations.

        Research and development expenditures in 2001, 2000 and 1999 were $1,519,000, $1,559,000 and $1,436,000, respectively. All such activities were entirely Company-funded from operations. It should also be noted that the funding levels only represent costs directly charged to research and development. The amounts do not represent the commitment and work of all employees of the Company to improving existing products and processes and to developing new products and processes. Many employees who are not part of the research and development organization of the Company spend part of their efforts on developing new products and processes.

        Information on research and development can also be found in Item 7, Management's Discussion and Analysis.

        Patents and Licenses—The Company holds and maintains patents for packaging design, fitments and packaging equipment which are used by the Company in its production and which are also licensed to other manufacturers. Revenues from royalties from these patent licenses are not material to the total revenues of the Company.

        Environment—Consumer recognition of environmental friendliness of liquid plastic packaging systems is growing. Compared to a conventional 5-gallon plastic pail, the 5-gallon plastic bag-in-box reduces total plastic use by 90 percent. An empty, collapsed 5-gallon bag requires a small fraction of the disposal space required by a comparable number of No. 10 cans, five wide-mouth one gallon jars or one 5-gallon pail. The corrugated box used to transport and store packaged liquids is completely recyclable. The Company utilizes proper recycling codes on all of its products for quick identification in community recycling programs.

        The bag-in-box design is increasingly seen as a major part of the solution to the problem of environmental waste, storage and disposal. In addition, the Company has asked its suppliers to experiment in the use of reprocessed material in the products furnished to the Company and several promising applications are being actively explored. The Company also has committed to zero scrap in the waste stream of its plant operations through sorting and recycling for use in shipping bags and other non-food applications. This commitment represents the elimination of more than one million pounds of waste annually.

        As a significant player in the solution to societal environmental problems, the Company supports such conscientiousness and is not aware of any federal, state or local statutory or regulatory provisions concerning environmental protection or the discharge of materials into the environment that has a material adverse effect on the capital expenditures, sales, earnings or competitive position of the Company in the future.

        Raw Materials—The primary raw material essential to the Company's business is plastic resin. There are a number of suppliers for this material and the market is highly competitive. The Company believes that its sources of supply of resin are adequate for its needs in the foreseeable future.

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

        Employees—The Company employed 684 individuals in its operations throughout the United States, Europe, Hong Kong and India as of December 29, 2001. Approximately 2% of these employees are members of collective bargaining units. The Company considers itself an industry leader in participative management of its human resources, placing a premium value on innovation, creativity and attentiveness to solving customers' problems in packaging. Accordingly, the Company believes its relations with its employees to be an asset.

        Foreign Operations and Sales—The Company's foreign operations constituted 13% and 12% of consolidated net sales, less than 1% of consolidated income before taxes and 24% and 22% of consolidated identifiable assets as of and for the fiscal years ended December 29, 2001 and December 30, 2000, respectively. Further information regarding the Company's foreign operations can be found in Item 14(a)(1), Note 9, "Segment Information," of the Notes to Consolidated Financial Statements.

        Recent Developments—On March 25, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enhance Packaging Technologies Inc., a Canadian corporation ("Enhance") and a wholly-owned subsidiary of DuPont Canada Inc., a Canadian corporation, and EPT Newco, Inc., an Ohio corporation and a wholly-owned subsidiary of Enhance ("EPT"). Under the Merger Agreement, Enhance has agreed to acquire all of the issued and outstanding common shares of the Company pursuant to a cash merger transaction for US$67.00 per share, for a total purchase price of approximately US$333 million (the "Merger"). At the effective time of the Merger, EPT will be merged with and into the Company, which will be the surviving corporation in the Merger and will become a wholly-owned subsidiary of Enhance. Consummation of the Merger is subject to various conditions, including, among others, (i) adoption of the Merger Agreement and approval of the Merger by the shareholders of the Company; (ii) compliance with regulatory requirements; and (iii) no more than 10% of the outstanding common shares of the Company may be held by shareholders who object to the Merger and comply with Ohio dissenting shareholder statutes.

        Unless otherwise agreed to in writing by the Company and Enhance, the closing of the Merger is scheduled to occur on the second business day following the satisfaction or waiver of all conditions to the obligations of the parties to consummate the transactions contemplated by the Merger Agreement, including adoption of the Merger Agreement and approval of the Merger by shareholders of the Company.

        In connection with the Merger Agreement, Samuel B. Davis, Chairman of the Board, Chief Executive Officer, Treasurer and principal shareholder of the Company, and Samuel N. Davis, Vice Chairman and Secretary of the Company, each entered into a Shareholders Agreement dated March 25, 2002 with Enhance (the "Shareholders Agreement"). Under the Shareholders Agreement, Messrs. Davis and Davis have granted to Enhance or EPT an irrevocable option to purchase (i) all of the common shares of the Company held by them at a cash price of US$67.00 per share and (ii) all of the options to purchase common shares of the Company held by them at a cash price equal to the excess of US$67.00 per share over the applicable exercise price per share. In addition, Messrs. Davis and Davis have agreed that, among other things, at any meeting of Liqui-Box shareholders held during the term of the Shareholders Agreement to consider the Merger, each of them will vote all common shares of the Company which he then has the right to vote in favor of the Merger.

        Also Messrs. Davis and Davis each have entered into a noncompetition and nonsolicitation agreement with the Company for additional consideration in connection with the execution of the Merger Agreement.

        The proposed merger transaction with Enhance was first publicly-announced by the Company in a press release dated March 25, 2002. Copies of the press release, the Merger Agreement, the Shareholders Agreement and the non-competition and non-solicitation agreements described above are included as exhibits to this filing, and the foregoing description is qualified in its entirety by reference to the texts of such exhibits.

        In connection with the above-described transactions, the Company intends to file a proxy statement and other materials with the Securities and Exchange Commission. Shareholders of the Company are urged to read the proxy statement and these other materials when they become available because they will contain important information. Shareholders may obtain a free copy of the proxy statement and these other materials when they become available, as well as other materials filed with the Securities and Exchange Commission concerning the Company, at the Securities and Exchange Commission's web site at http://www.sec.gov. Shareholders of the Company also may obtain for free the proxy statement and other documents filed by the Company with the Securities and Exchange Commission in connection with the above-described transactions by directing a request to Liqui-Box Corporation at 6950 Worthington-Galena Road, Worthington, Ohio 43085, Attention: President.

        The Company and its directors and executive officers may be deemed to be participants in the solicitation of proxies from shareholders with respect to the Merger. Information regarding these directors and executive officers and their ownership of common shares of the Company is contained herein. Additional information regarding directors and executive officers of the Company and their interests will be included in the proxy statement.

Item 2. Properties.

        At December 29, 2001, the Company owned or leased property at sixteen (16) locations for manufacturing and offices with a total of approximately 603,000 square feet of floor space. The following table summarizes the properties owned or leased by the Company:

Use and Location:	Approximate Floor Space (Sq.Ft.)	Owned or Leased	Expiration Date of Lease
Executive offices, research and manufacturing:
Worthington, Ohio	63,000	Owned	N/A
Manufacturing:
Ashland, Ohio	48,000	Owned	N/A
Ashland, Ohio	15,000	Leased	2003
Houston, Texas	35,000	Leased	2005
Elkton, Maryland	40,000	Leased	2015
Auburn, Massachusetts	30,000	Owned	N/A
Ontario, California	60,000	Leased	2003
Upper Sandusky, Ohio	76,000	Owned	N/A
Lake Wales, Florida	8,000	Owned	N/A
Lake Wales, Florida	12,000	Owned	N/A
Sacramento, California	74,000	Leased	2007
Sacramento, California	10,000	Leased	2002
Allentown, Pennsylvania	40,000	Leased	2006
Romiley, England	53,000	Leased	2006
Romiley, England	12,000	Leased	2006
Pune-Maharashtra, India	27,000	Leased	2003

        The Company believes that its properties, plant and equipment are all in good operating condition and are adequate for its expected needs. Certain of the leases contain renewal options, which the Company expects to exercise to maintain its operations at the facilities.

Item 3. Legal Proceedings

        At December 29, 2001 the Company has no pending legal proceedings which it deems to be material to its business.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The reported low and high closing prices on the NASDAQ National Market as reported by the National Quotation Bureau, Inc. and cash dividends per share were as follows:

	2001			2000
	Low	High	Cash Dividends Per Share	Low	High	Cash Dividends Per Share
First Quarter	$36.38	$43.37	$0.20	$44.13	$52.50	$0.20
Second Quarter	$36.51	$45.20	$0.20	$44.00	$51.50	$0.20
Third Quarter	$38.10	$44.99	$0.20	$31.63	$53.00	$0.20
Fourth Quarter	$38.97	$45.39	$0.20	$32.38	$40.13	$0.20

        As of December 29, 2001, there were 572 holders of record of common shares.

        Credit facility covenants restrict cash dividends to 50% of net income.

Item 6. Selected Financial Data

        For the Five Fiscal Years Ended December 29, 2001 (In thousands of dollars, except for per share data)

Selected Income Statement Data	2001	2000	1999	1998	1997(1)
Net Sales	$145,219	$157,124	$167,201	$154,656	$154,145
Income Before Taxes	$22,786	$27,153	$31,649	$28,838	$26,115
Net Income	$13,463	$16,427	$19,134	$17,043	$15,646
Net Income as a % of Net Sales	9.3%	10.5%	11.4%	11.0%	10.2%
Return on Stockholders' Equity	17.1%	21.5%	27.5%	24.7%	19.9%
Earnings Per Share
Basic	$3.13	$3.71	$4.20	$3.62	$2.77
Diluted	$3.01	$3.55	$4.00	$3.45	$2.72
Selected Balance Sheet Data
Total Assets	$92,255	$96,174	$94,890	$92,074	$97,442
Long-term Obligations	—	—	—	—	—
Cash Dividends Per Share	$0.80	$0.80	$0.76	$0.66	$0.52
Book Value Per Share	$18.93	$18.13	$16.30	$14.14	$14.06
Market Price at Fiscal Year-end	$41.93	$37.25	$49.50	$52.00	$39.06

(1)
Includes 53 weeks

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

2001 Compared to 2000

        During 2001, the Company experienced an 8% decrease in net sales dollars on a 3% decrease in unit sales compared to 2000. This reduction can be attributed to the prolonged downturn in the economy.

        Gross margin, as a percentage of net sales, was 32.9% in 2001 and 34.4% in 2000. The decrease in gross margin is the result of the general economic conditions coupled with increases in the cost of raw materials, which the Company has not been able to pass on to its customers in a timely manner.

        Selling, administrative and development expenses in 2001 were $24,932,000 compared to $27,074,000 in 2000, a decrease of $2,142,000. The planned decrease is due to the Company continuing to reduce costs to a level that the current state of the economy will support and a decrease in the Company's Profit Participation Plan costs.

        Research and development costs were $1,519,000 in 2001 and $1,559,000 in 2000, a decrease of $40,000. These amounts include direct costs associated with research and development only. Many of the Company's employees are involved in the process of developing new products and processes along with other duties and these costs are not included in the above figures.

        Income before taxes as a percentage of net sales was 15.7% in 2001 as compared to 17.3% in 2000. The decrease was due to the decrease in the gross margin, partially offset by the decrease in selling, administrative and development expenses.

        The provision for income taxes was 40.9% and 39.5% of before tax income in 2001 and 2000, respectively. Net income decreased by 18.0% to $13,463,000 compared to $16,427,000 in 2000, primarily due to the sales decrease.

        At the end of 2001 and 2000 the Company had no significant backlog of orders, which is industry typical.

2000 Compared to 1999

        During 2000, the Company experienced a 6% decrease in net sales dollars on a 5% decrease in unit sales compared to 1999. The decrease in sales dollars and units is attributed to a generally down year in certain customer segments of the bottled water market.

        Gross margin, as a percentage of net sales, was 34.4% in 2000 and 36.8% in 1999. The decrease in gross margin is attributable to increased raw material prices that have not been passed on to our customers.

        Selling, administrative and development expenses in 2000 were $27,074,000 compared to $29,908,000 in 1999, a decrease of $2,834,000. The decrease is primarily due to a favorable settlement of certain contingencies and a reduction in Profit Participation Plan cost partly offset by an increase in research and development costs.

        Research and development costs were $1,559,000 in 2000 and $1,436,000 in 1999, an increase of $123,000. The 2000 costs included significant costs associated with improvements of existing products, as well as the development of new generation products. These amounts include direct costs associated with research and development only. Many of the Company's employees are involved in the process of developing new products and processes along with other duties and these costs are not included in the above figures.

        Net income decreased by 14% to $16,427,000 compared to $19,134,000 in 1999. The provision for income taxes was 39.5% of before tax income in both 2000 and 1999.

        At the end of 2001 and 2000 the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

        Total working capital at year-end was $27,779,000, $31,958,000 and $30,249,000 in 2001, 2000 and 1999, respectively. The decrease was primarily due to the increase of share repurchases of the Company's stock which totaled $12,256,000 in 2001. The ratio of current assets to current liabilities was 3.0 to 1 in 2001, 3.0 to 1 in 2000 and 2.5 to 1 in 1999. Net cash provided from operations was $21,426,000 for 2001 compared to $20,642,000 in 2000 and $25,247,000 in 1999. The increase in cash provided in 2001 was the result of changes in operating assets and liabilities, which was offset by the decrease in net income. Net cash used in investing activities was $10,378,000 for 2001 compared to $9,833,000 in 2000 and $3,540,000 in 1999. The cash used in investing activities was primarily for purchases of new plant equipment and improvements to existing property and plant equipment. Cash used in financing activities was $14,298,000 for 2001 compared to $8,327,000 in 2000 and $18,542,000 in 1999. The cash used in financing activities was primarily for the repurchase of outstanding shares and payment of cash dividends, offset by exercise of stock options.

        The Company's major commitments for capital expenditures as of December 29, 2001 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new products. Funds required to fulfill these commitments are expected to be provided by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000 with The Huntington National Bank. No amounts were outstanding under these credit facilities as of December 29, 2001. The Company's foreign subsidiaries have secured credit facilities. The amounts outstanding under these facilities totaled $5,084,000 at December 29, 2001.

        Longer-term cash requirements, other than those related to normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchase of the Company's common shares. The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

        There have been no significant changes in the Company's capitalization during the past three years except for the repurchase of and the issuance of treasury shares. The common shares were bought at a price considered fair by management and there was cash available for these purchases. The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company's employee benefit plans. All significant financing arrangements of the Company are reported in the financial statements.

        Management feels that inflation did not have a material effect on the Company during 2001, 2000 or 1999. The Company has the ability to adjust prices as the cost of resin changes; however, there is generally a time lag between when the Company incurs a change in resin cost and when that change is passed on to a customer.

Significant Accounting Policies

        See the Company's significant accounting policies disclosed in Item 14(a)(1), Note 1, "Accounting Policies" of the Notes to Consolidated Statements.

Effect of New European Currency

        During January 2002, all Economic and Monetary Union ("EMU") countries began operating with the Euro as their single currency. Uncertainty exists as to the effect the Euro currency will have on the marketplace. The Company has not become aware of any negative impact on the Company resulting from the EMU formation and Euro implementation.

Comprehensive Income

        Comprehensive income is based on revenues, expenses, gains and losses, which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and unrealized gain or loss on securities adjustments. Comprehensive income, net of tax, was $13,270,000, $15,480,000 and $18,545,000 in 2001, 2000 and 1999, respectively. Comprehensive income is derived from net income, the change in foreign currency translation and the change in the value of marketable securities held for investment.

New Accounting Standards

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The Company adopted this statement effective December 31, 2000. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provision for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has determined that the adoption of SFAS 141 has no impact on its consolidated financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company has not determined the impact that SFAS 142 will have on its consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144), "Accounting for Impairment or Disposal of Long-Lived Assets," which became effective December 30, 2001 (Fiscal Year 2002). While this statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of", it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The Company has not determined the impact, if any, that SFAS 144 will have on its consolidated financial statements.

Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. All such statements which are not historical fact are forward-looking statements based upon the Company's then current plans and strategies, and reflect the Company's then current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the Euro; capacity; efficiency and supply constraints; weather conditions; and other risks detailed in the Company's press releases, shareholder communications and Securities and Exchange Commission filings. It is not possible to identify or forsee all such risks and uncertainties, and the foregoing should not be considered an exhaustive statement of all risks and uncertainties relating to such forward looking statements. Actual events affecting the Company and the impact of such events on the Company's operations may vary from those currently anticipated. The Company is not obligated to update or revise forward-looking statements relating to the Company to reflect new events or circumstances.

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

Foreign Currency Exchange Risk

        In 2001 and 2000, foreign operations accounted for approximately 13% and 12%, respectively, of the Company's consolidated net sales. As a result, there is exposure to foreign currency exchange risk on transactions that are denominated in a currency other than the business unit's functional currency. The Company maintains assets and liabilities with financial institutions in various foreign currencies to hedge transactions that are to be settled in the business unit's functional currency. For further information with respect to foreign currency exchanges, reference is made in Item 14(a)(1), Note 1—Foreign Currency Translation of Notes to the Consolidated Financial Statements. The Company's hedging activities provide only limited protection against currency exchange risks; however, a hypothetical 10% foreign exchange fluctuation would not materially impact the Company's operating results or cash flow.

Marketable Securities Risk

        The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at December 29, 2001 was approximately $1,137,000 with the corresponding unrealized gain included as a component of stockholders' equity. A hypothetical 10% decrease in the quoted market price of marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

        The interest payable for the Company's credit facilities is affected by changes in market interest rates. During 2001, the Company's credit facilities interest rates varied between 5.0% to 6.75%. At December 29, 2001, the outstanding balance was $5,084,000. Therefore, a hypothetical 10% fluctuation would not materially impact the Company's operating results or cash flow.

Item 8. Financial Statements and Supplementary Data

        The Financial Statements and Supplementary Data of the Company are listed and included under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

        The names, ages and positions of all of the directors of the Company are listed below along with their business experience during the past five years. The directors are elected for two-year terms. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Positions with Liqui-Box, Principal Occupation and Other Directorships	Director of Liqui-Box Since
Samuel B. Davis(1)	60	Chairman, Chief Executive Officer and Treasurer of Liqui-Box	1977
Samuel N. Davis(1)	37	Vice Chairman and Secretary of Liqui-Box	1997
Carl J. Aschinger, Jr.	63	Chairman and Chief Executive Officer of The Columbus Showcase Company, a manufacturer of retail showcases in Columbus, Ohio	1985
Charles R. Coate	60	Vice President of WesBanco Financial Services, Columbus, Ohio	1995
Russell M. Gertmenian	54	Partner of Vorys, Sater, Seymour and Pease LLP, a law firm; Director of AirNet Systems, Inc., a national courier system; Director of Abercrombie & Fitch Co., a clothing retailer	1995
John Trostheim	56	President of ABB Industrial Systems, Inc., Automation Products Group, an engineering firm in Cleveland, Ohio	2000
Robert L. Zieg	68	Assistant General Counsel, Battelle Memorial Institute, a research, development and commercialization of technology firm in Columbus, Ohio	2000

(1)
Named executive officers

        Samuel B. Davis has been Chairman of the Board, Chief Executive Officer and Treasurer since August, 1982. Mr. Davis was President of the Company from September, 1991 to December, 1997.

        Samuel B. Davis is the father of Samuel N. Davis

        Samuel N. Davis became Vice Chairman and Secretary of Liqui-Box in October of 2000. He was Vice President, Development and an executive officer of the Company from April, 1996 to October, 2000.

        Charles R. Coate was Vice President of Fifth Third Bank until June 1999. He has been Vice President of Wheeling National Bank since June 2000. WesBaco Financial Services acquired Wheeling National Bank in March, 2002.

        Russell M. Gertmenian is a partner in the law firm of Vorys, Sater, Seymour and Pease LLP, which rendered legal services to Liqui-Box during the 2001 fiscal year and continues to render legal services to Liqui-Box during the 2002 fiscal year.

Executive Officers of the Registrant

        The names, ages and positions of all of the executive officers of the Company are listed below along with their business experience during the past five years. Generally, executive officers are appointed annually by the Board of Directors at the annual meeting of directors immediately following the annual meeting of shareholders or the Executive Committee of the Board of Directors. There are

no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was selected.

Name	Age	Title
Samuel B. Davis(1)	60	Chairman of the Board, Chief Executive Officer, Treasurer and Director
Samuel N. Davis(1)	37	Vice Chairman of the Board, Secretary and Director
Stewart M. Graves(2)	51	Chief Operating Officer and President

(1)
See preceding table for the Directors of the Company for more information.

(2)
Stewart M. Graves became President and Chief Operating Officer of Liqui-Box in October, 2000. He was Vice President, International of the Company from August, 1996 until October, 2000.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

        The following table summarizes compensation awarded or paid to, or earned by, the Company's CEO and the other three most highly compensated executive officers of the Company during each of the last three fiscal years:

						Long-Term Compensation Awards
Name and Principal Position		Annual Compensation (1)
						Securities Underlying Options(#)		All Other Compensation
	Year	Salary($)		Bonus($)
Samuel B. Davis, Chairman, Chief Executive Officer and Treasurer	2001 2000 1999	$ $ $	70,000 70,000 70,000	$ $ $	1,003,304 1,103,141 1,251,507	50,000 50,000 2,325	(2) (2) (4)	$ $ $	19,602 12,557 16,970	(3)
Samuel N. Davis, Vice Chairman and Secretary	2001 2000 1999	$ $ $	18,550 51,000 51,000	$ $ $	249,477 173,451 202,672	50,000 50,000 376	(2) (2) (4)	$ $ $	13,608 8,807 13,220	(3)
Stewart M. Graves, President and Chief Operating Officer(5)	2001 2000 1999	$ $ $	26,500 42,000 42,000	$ $ $	360,974 211,665 173,319	50,000 50,000 0	(2) (2)	$ $ $	5,442 19,243 23,044	(3)
C. William McBee(6)	2001 2000 1999	$ $ $	160,000 70,000 70,000	$ $ $	0 321,866 422,734	0 0 863	(4)	$ $ $	0 12,807 16,384

(1)
Other annual compensation excluded from this table does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named individuals.

(2)
Options granted pursuant to the LB Shares Stock Option Plan—See table under OPTIONS GRANTED IN THE LAST FISCAL YEAR for more detailed information on the 2001 options granted.

(3)
Includes the following employer contributions to the Liqui-Box ESOP and 401(k) plan and payment for insurance premiums for the named individual during fiscal year 2001 as designated below:

Name	401(k) Plan	ESOP	Life Insurance Premium
Samuel B. Davis	$12,264	$4,500	$2,838
Samuel N. Davis	$12,264	$750	$594
Stewart M. Graves	$2,034	$1,890	$1,518
(4)
Options granted pursuant to the 1990 Stock Option Plan.

(5)
Mr. Graves became President and Chief Operating Officer of Liqui-Box in October, 2000. Prior to that time, he served as Vice President, International of Liqui-Box.

(6)
Mr. McBee served as President, Chief Operating Officer and Secretary of Liqui-Box until October, 2000. He retired as an employee and director of and became a consultant to Liqui-Box in February, 2001.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

        The following table sets forth certain information concerning individual grants of options made under LB Shares Stock Option Plan during the last fiscal year to each of the named executive officers. Liqui-Box has never granted stock appreciation rights.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Securities Underlying Option Granted(#)(2)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price($/sh)	Expiration Date
					5%($)	10%($)
Samuel B. Davis	50,000	33%	$39.00	9/24/11	$1,226,344	$3,107,798
Samuel N. Davis	50,000	33%	$39.00	9/24/11	$1,226,344	$3,107,798
Stewart M. Graves	50,000	33%	$39.00	9/24/11	$1,226,344	$3,107,798
C. William McBee	None	—	—	—	—	—

(1)
The amounts reflected in this table represent certain assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of common shares of Liqui-Box over the term of the options. There can be no assurance that the Potential Realizable Values reflected in this table will be achieved.

(2)
These options were granted on September 24, 2001. The options become exercisable in 20% increments per year, beginning on the anniversary of the grant date and are forfeited upon termination of employment for reasons other than death or disability.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information with respect to options exercised during the last fiscal year by each of the named executive officers and information concerning unexercised options held at year end by such executive officers:

			Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1)(2)
Name	Shares Acquired On Exercise(#)	Value Realized($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Samuel B. Davis	0	0	158,005	201,734	$2,973,301	$3,591,841
Samuel N. Davis	174	3,488	20,359	90,188	$249,059	$563,700
Stewart M. Graves	0	0	20,000	90,000	$246,100	$563,700
C. William McBee	34,260	505,000	—	—	—	—

(1)
All values shown are pretax.

(2)
Based on the fiscal year-end closing price of $41.93 per common share.

DIRECTOR COMPENSATION

        Directors who are not employees of Liqui-Box receive a $3,750 per quarter retainer. The Directors who are employees of Liqui-Box receive no additional compensation for serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth certain information, as of March 22, 2002, concerning the beneficial ownership of Liqui-Box's common shares by the only persons known to Liqui-Box to own beneficially more than five percent (5%) of the outstanding common shares of Liqui-Box.

	Common Shares of Liqui-Box Beneficially Owned(1)(2)
Name and Address of Beneficial Owner	Amount		% of Total
Samuel B. Davis 6950 Worthington-Galena Road P.O. Box 494 Worthington, Ohio 43085	1,654,733	(3)	38.2%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	414,550	(4)	9.9%

(1)
Sole voting and investment power, unless otherwise indicated.

(2)
The percent of total is based upon the sum of 4,168,380 common shares outstanding on March 22, 2002 and the number of common shares, if any, as to which the named person has the right to acquire beneficial ownership upon the exercise of "presently exercisable options". Under the rules of the Securities and Exchange Commission (the "SEC"), options which become exercisable during the next 60 days are deemed to be "presently exercisable options".

(3)
Includes 500,000 Common Shares held as trustee under the Samuel B. Davis 2002 Grantor Retained Annuity Trust and 293,939 Common Shares held as trustee under the Samuel B. Davis Revocable Trust. Also includes 158,005 Common Shares which are subject to options which are exercisable within 60 days of March 22, 2002. Supplemental Retirement Discounted Options become exercisable upon termination employment (other than upon termination for cause); however, the Supplemental Retirement Discounted Options become fully exercisable upon an earlier change in control of Liqui-Box. For purposes of determining options which are presently exercisable, it is assumed that the employment of the reporting person with Liqui-Box will not be terminated during the next 60 days and that a change in control of Liqui-Box will not occur within the next 60 days. Also includes 70,839 Common Shares held under the Liqui-Box Corporation Employee Stock Ownership Plan and 14,810 common shares held under the Liqui-Box Corporation 401(k) plan. Also includes 163,371 Common Shares held as Successor Trustee under the Davis Family Trust F/B/O Samuel B. Davis. Includes 127,027 Common Shares deposited with Mr. Davis in his capacity as voting trustee of a voting trust. Mr. Davis exercises sole voting power with respect to the Common Shares deposited in the voting trust; however, the person who deposited the Common Shares in the voting trust retained investment power, subject to a right of first refusal which may be exercised by Mr. Davis, and the right to receive dividends thereon. The voting trust expires on September 29, 2003. Includes 163,371 Common Shares held by Mr. Davis as Successor Trustee under the Davis Family Trust F/B/O Joan D. Guylas. Includes 163,371 Common Shares held by Mr. Davis as Successor Trustee under the Davis Family Trust F/B/O Jane D. Ferger. Does not include 11,643 Common Shares as to which the wife of Mr. Davis has sole voting and investment power. The shares owned by Mr. Davis also are subject to an option to purchase such shares held by Enhance Packaging Technologies Inc. under a Shareholders Agreement dated March 25, 2002. See "Item 1. Business—Recent Developments" herein.

(4)
Based upon information contained in a Form 13G filed with the SEC on February 14, 2002, of which T. Rowe Price Small-Cap Value Fund, Inc. may have shared voting and investment powers with respect to 253,300 of such shares. T. Rowe Price Associates, Inc. is the investment advisor for T. Row Price Small-Cap Value Fund, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Liqui-Box executive officers and directors, and persons who beneficially own more than 10% of the outstanding Liqui-Box common shares, to file initial reports of ownership and reports of changes in ownership of their equity securities of Liqui-Box with the SEC and the National Association of Securities Dealers, Inc. Liqui-Box executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Liqui-Box with copies of all Section 16(a) reports filed by them. Based solely on a review of copies of reports furnished to Liqui-Box, Liqui-Box believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with for fiscal year 2001.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth, as of March 22, 2002, certain information with respect to Liqui-Box's common shares owned beneficially by each director of Liqui-Box, by each nominee for election as a director of Liqui-Box, by each executive officer of Liqui-Box named in the SUMMARY COMPENSATION TABLE and by all current directors and executive officers of Liqui-Box as a group:

	Common Shares of Liqui-Box Beneficially-Owned(1)(2)(3)
Name of Beneficial Owner	Amount		% of Total(4)
Samuel B. Davis	1,654,733	(5)	38.2%
Samuel N. Davis	80,342	(6)	1.9%
Stewart M. Graves	20,135	(7)	0.5%
Russell M. Gertmenian	2,600	(8)	0.1%
Charles R. Coate	2,963		0.1%
Carl J. Aschinger	1,895		0.0%
John Trostheim	200		0.0%
Robert L. Zieg	130		0.0%
All current directors and executive officers as a group (8 persons)	1,762,998	(9)	40.4%

(1)
All fractional common shares have been rounded.

(2)
Sole voting and investment power, unless otherwise indicated.

(3)
Supplemental Retirement Discounted Options become exercisable upon termination of employment. Under SEC rules, options that become exercisable during the next 60 days are deemed to be "presently exercisable options". For purposes of determining presently exercisable options, it is assumed that no current executive officer will terminate his employment with Liqui-Box during the next 60 days.

(4)
See footnote (2) to the preceding table.

(5)
See footnote (3) to the preceding table.

(6)
Includes 20,359 common shares subject to presently exercisable options and 1,983 common shares held for his account in the Liqui-Box ESOP and 401(k) plan.

(7)
Includes 20,000 common shares subject to presently exercisable options and 135 common shares held for his account in the Liqui-Box ESOP and 401(k) plan.

(8)
Includes 1,600 common shares currently held as custodian for his son.

(9)
Includes, as to all current directors and executive officers of Liqui-Box as a group, 198,364 common shares subject to presently exercisable options and an aggregate of 87,767 common shares held for their respective accounts in the Liqui-Box ESOP and 401(k) plan.

Item 13. Certain Relationships and Related Transactions

TRANSACTIONS INVOLVING MANAGEMENT AND OTHERS

        Russell M. Gertmenian, a director of Liqui-Box, is a partner in the law firm of Vorys, Sater, Seymour and Pease LLP, which rendered legal services to Liqui-Box during the 2001 fiscal year and continues to render legal services to Liqui-Box during the 2002 fiscal year.

        William A. Duelge resigned as an officer of Liqui-Box in February, 2001. In connection with a severance agreement with Mr. Duelge, Liqui-Box purchased from him 10,667 Liqui-Box common shares at a price of $46.875 per share, which was above the fair market value of the shares on the date of purchase. Subsequent to the sale, Mr. Duelge caused Liqui-Box to be released from stock loan guarantees it had made on his behalf. In addition to the stock buyback, there were no additional severance payments made to Mr. Duelge.

        C. William McBee retired as a Liqui-Box employee in March, 2001. At that time, he also entered into a consulting agreement with Liqui-Box with a term of 27 weeks under which he received total consulting fees of $125,000. In connection with his retirement, Liqui-Box purchased from him 37,450 Liqui-Box common shares at a price of $40.00 per share, which was the fair market value per share on the date of purchase. Subsequent to the sale, Mr. McBee caused Liqui-Box to be released from stock loan guarantees it had made on his behalf.

        In September, 2001, Liqui-Box made a loan of $1,366,068 to the Employee Stock Ownership Plan (ESOP). The proceeds of the loan were used to purchase 31,047 common shares of Liqui-Box from the JASAM Foundation—Fund B. The transaction was completed at fair market value on the date of the purchase. Samuel B. Davis' sister is a trustee and beneficiary of the JASAM Foundation—Fund B.

        On March 25, 2002, Liqui-Box entered into noncompetition and nonsolicitation agreements with Samuel B. Davis and Samuel N. Davis, respectively, pursuant to which Samuel B. Davis will be entitled to receive from Liqui-Box $4 million in cash upon termination of his employment with Liqui-Box and Samuel N. Davis will be entitled to receive from Liqui-Box $2 million in cash upon termination of his employment with Liqui-Box. See "Item 1. Business—Recent Developments" herein.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
(1) The following financial statement schedules are referenced in Part II Item 8 and submitted herewith:

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of Liqui-Box Corporation

        We have audited the accompanying consolidated balance sheets of Liqui-Box Corporation and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Liqui-Box Corporation and subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 15, 2002
(March 26, 2002 as to Note 10)

Liqui-Box Corporation and Subsidiaries
Consolidated Balance Sheets

Assets	December 29, 2001	December 30, 2000
Current Assets
Cash and cash equivalents	$9,741,000	$13,274,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $605,000 and $756,000, respectively	15,031,000	13,800,000
Other	453,000	682,000

Total receivables	15,484,000	14,482,000
Inventories:
Raw materials and supplies	8,666,000	9,173,000
Work in process	2,555,000	4,612,000
Finished goods	3,054,000	4,355,000

Total Inventories	14,275,000	18,140,000
Deferred tax assets	1,474,000	1,668,000
Other current assets	799,000	724,000

Total Current Assets	41,773,000	48,288,000
Property, Plant and Equipment
Land, buildings and leasehold improvements	18,166,000	18,066,000
Equipment and vehicles	85,955,000	82,602,000
Equipment leased to customers	18,745,000	16,266,000
Construction in process	8,621,000	4,241,000

Total	131,487,000	121,175,000
Less accumulated depreciation and amortization	(91,811,000)	(84,718,000)

Property, plant and equipment, net	39,676,000	36,457,000
Other Assets
Goodwill, net of amortization	6,433,000	7,065,000
Deferred tax assets, noncurrent	439,000
Deferred charges and other assets, net	3,934,000	4,364,000

Total other assets	10,806,000	11,429,000
Total Assets	$92,255,000	$96,174,000

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries
Consolidated Balance Sheets

Liabilities and Stockholders' Equity	December 29, 2001	December 30, 2000
Current Liabilities
Accounts payable	$3,207,000	$4,901,000
Short-term borrowings	5,084,000	4,577,000
Dividends payable	836,000	878,000
Salaries, wages and related liabilities	1,938,000	2,114,000
Federal, state and local taxes	1,373,000	351,000
Deposits	—	1,166,000
Other accrued liabilities	1,556,000	2,343,000

Total Current Liabilities	13,994,000	16,330,000
Other Noncurrent Liabilities
Deferred income taxes	—	228,000
Commitments and Contingencies	—	—
Stockholders' Equity
Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	11,757,000	10,593,000
Accumulated other comprehensive income	456,000	649,000
Retained earnings	174,532,000	164,499,000
Less:
ESOP Loan, at cost—31,047 shares	(1,366,000)	—
Treasury stock, at cost—3,096,935 and 2,871,061 shares, respectively	(108,328,000)	(97,335,000)

Total Stockholders' Equity	78,261,000	79,616,000

Total Liabilities and Stockholders' Equity	$92,255,000	$96,174,000

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

	Fifty-two Weeks Ended December 29, 2001	Fifty-two Weeks Ended December 30, 2000	Fifty-two Weeks Ended January 1, 2000
Net Sales	$145,219,000	$157,124,000	$167,201,000
Cost of Sales	97,457,000	103,133,000	105,667,000

Gross Margin	47,762,000	53,991,000	61,534,000
Selling, administrative and development expenses	24,932,000	27,074,000	29,908,000

Operating Income	22,830,000	26,917,000	31,626,000
Other Income (Expense):
Interest and dividend income	607,000	610,000	381,000
Interest expense	(207,000)	(145,000)	(315,000)
Other, net	(444,000)	(229,000)	(43,000)

Income Before Income Taxes	22,786,000	27,153,000	31,649,000
Taxes on Income	9,323,000	10,726,000	12,515,000

Net Income	13,463,000	16,427,000	19,134,000
Other Comprehensive Income (Expense), Net of Tax:
Foreign currency translation adjustments	(233,000)	(910,000)	(213,000)
Unrealized gain (loss) on marketable securities	40,000	(37,000)	(376,000)

Other comprehensive income (expense)	(193,000)	(947,000)	(589,000)

Comprehensive Income	$13,270,000	$15,480,000	$18,545,000

Earnings per share
Basic	$3.13	$3.71	$4.20
Diluted	$3.01	$3.55	$4.00
Cash dividends per common share	$0.80	$0.80	$0.76
Weighted average number of shares used in computing earnings per share:
Basic	4,296,005	4,431,017	4,561,383
Diluted	4,466,854	4,626,813	4,785,556

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Fifty-two Weeks Ended December 29, 2001	Fifty-two Weeks Ended December 30, 2000	Fifty-two Weeks Ended January 1, 2000
Cash Flows From Operating Activities:
Net income	$13,463,000	$16,427,000	$19,134,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,339,000	7,642,000	8,258,000
Provision for loss on accounts receivable	194,000	26,000	186,000
Amortization of other noncurrent assets	850,000	843,000	883,000
Loss on disposal of property, plant and equipment	114,000	66,000	57,000
Deferred compensation	138,000	188,000	324,000
Changes in deferred income tax accounts	(473,000)	(306,000)	159,000
Changes in operating assets and liabilities:
Accounts receivable	(1,194,000)	5,418,000	(5,165,000)
Inventories	3,865,000	(4,980,000)	(738,000)
Other current assets	(75,000)	96,000	(128,000)
Accounts payable	(1,692,000)	(5,999,000)	3,230,000
Salaries, wages and related liabilities	(176,000)	142,000	79,000
Other accrued liabilities	(927,000)	1,079,000	(1,032,000)

Net cash provided by operating activities	21,426,000	20,642,000	25,247,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(10,728,000)	(12,437,000)	(5,521,000)
Proceeds from sale of property, plant and equipment	99,000	2,372,000	1,586,000
Other changes, net	251,000	232,000	395,000

Net cash used in investing activities	(10,378,000)	(9,833,000)	(3,540,000)

Cash Flows From Financing Activities:
Acquisition of treasury shares	(12,256,000)	(7,816,000)	(8,773,000)
Sale of treasury shares	27,000	530,000	20,000
Exercise of stock options and tax benefit	2,262,000	1,226,000	1,117,000
Cash dividends	(3,472,000)	(3,561,000)	(3,389,000)
Proceeds (repayment) of short-term borrowings	507,000	1,294,000	(7,517,000)
Loan issued to ESOP	(1,366,000)	—	—

Net cash used in financing activities	(14,298,000)	(8,327,000)	(18,542,000)

Effect of exchange rate changes on cash	(283,000)	(843,000)	(215,000)

Increase (Decrease) in cash and cash equivalents	(3,533,000)	1,639,000	2,950,000
Cash and cash equivalents, Beginning of year	13,274,000	11,635,000	8,685,000

Cash and cash equivalents, End of year	$9,741,000	$13,274,000	$11,635,000

See notes to the consolidated financial statements.

Liqui-Box Corporation and Subsidiaries

Consolidated Statements of Stockholders Equity

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Other Comprehensive Income	Retained Earnings	ESOP Loan	Treasury Stock
Balance at January 2, 1999	4,651,481	$1,210,000	$8,588,000	$2,185,000	$135,929,000		$(82,146,000)
Net income					19,134,000
Dividends					(3,455,000)
Purchase of treasury stock	(172,168)						(8,773,000)
Proceeds from exercise of stock options	31,454		411,000				537,000
Sale of treasury stock	392		13,000				7,000
Tax benefit on stock options exercised			169,000
Deferred compensation			324,000
Translation loss				(213,000)
Unrealized loss on marketable securities				(376,000)
Balance at January 1, 2000	4,511,159	1,210,000	9,505,000	1,596,000	151,608,000		(90,375,000)
Net income					16,427,000
Dividends					(3,536,000)
Purchase of treasury stock	(169,962)						(7,816,000)
Proceeds from exercise of stock options	38,991		450,000				663,000
Sale of treasury stock	11,349		337,000				193,000
Tax benefit on stock options exercised			113,000
Deferred compensation			188,000
Translation loss				(910,000)
Unrealized loss on marketable securities				(37,000)
Balance at December 30, 2000	4,391,537	1,210,000	10,593,000	649,000	164,499,000		(97,335,000)
Net income					13,463,000
Dividends					(3,430,000)
Purchase of treasury stock	(300,187)						(12,256,000)
Loan issued to ESOP	(31,047)					$(1,366,000)
Proceeds from exercise of stock options	73,662		745,000				1,252,000
Sale of treasury stock	651		16,000				11,000
Tax benefit on stock options exercised			265,000
Deferred compensation			138,000
Translation loss				(233,000)
Unrealized gain on marketable securities				40,000

Balance at December 29, 2001	4,134,616	$1,210,000	$11,757,000	$456,000	$174,532,000	$(1,366,000)	$(108,328,000)

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries
Notes to Consolidated Financial Statements

December 29, 2001

NOTE 1—ACCOUNTING POLICIES

        Liqui-Box Corporation and subsidiaries (the "Company") are manufacturers of bag-in-box flexible packaging, blow-molded containers, filling equipment and bulk liquid dispensing systems for the beverage, processed foods, dairy, detergent, wine and other specialty products industries. The Company operates eleven manufacturing plants in the United States, Europe and India in primarily the plastic packaging industry. Significant accounting policies of the Company are as follows:

        Consolidation—The consolidated financial statements include the accounts of Liqui-Box Corporation and its subsidiaries, all of which are wholly owned. The Company eliminates all significant intercompany balances and transactions in the consolidated financial statements.

        Basis of Accounting—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents—The Company considers money market funds and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are on deposit primarily with three financial institutions.

        Concentration of Credit Risk and Major Customer—The Company's exposure to credit risk is impacted by the economic climate affecting its diverse customer base and wide geographic dispersion. The Company manages this risk by performing ongoing credit evaluations of its customers. Reserves for credit losses are maintained by the Company.

        Approximately 18%, 21% and 22% of the Company's revenues in 2001, 2000 and 1999, respectively, were derived from sales to one major customer in the United States. Trade receivables due from this customer were $1,448,000 and $1,870,000 at December 29, 2001 and December 30, 2000, respectively.

        Inventory Valuation—Inventories are stated at the lower of cost or market. Substantially all of the Company's domestic product inventories are valued on the last in, first out (LIFO) method. If current cost had been used, inventories would have increased approximately $1,411,000 and $1,958,000 at December 29, 2001 and December 30, 2000, respectively. The Company's inventory of machine parts and inventories of certain foreign subsidiaries are valued on the first in, first out (FIFO) method. These inventories approximated $7,069,000 and $9,222,000 at December 29, 2001 and December 30, 2000, respectively.

        Property, Plant and Equipment—Property, plant and equipment is stated at cost. Depreciation is computed using the straight line method (accelerated methods are generally used for tax purposes) in amounts adequate to amortize the cost over the estimated useful lives of the assets as follows: buildings and improvements—5 to 30 years and equipment—3 to 7 years.

        Goodwill and Other Intangibles—Goodwill represents the excess purchase price over net assets acquired and is being amortized using the straight line method over 15 to 24 years. Other intangibles resulting from business acquisitions, comprised mainly of costs related to sales agreements, patents and non compete agreements, are being amortized using the straight line method over 15 to 17 years. Accumulated amortization of goodwill and other intangibles as of December 29, 2001 and December 30, 2000 approximated $8,184,000 and $7,334,000, respectively. At each balance sheet date, a determination is made by the Company as to whether any intangible assets have been impaired based on several criteria including, but not limited to, sales trends, operating factors and undiscounted cash flows.

        Marketable Securities—Marketable securities consist primarily of common stocks and are included in other noncurrent assets. The Company classifies its securities as available for sale and accordingly, carries such at fair market value based on quoted market prices with unrealized gains and losses reported as other comprehensive income. The fair market value, cost and cumulative unrealized gains, net of tax, were $1,137,000, $218,000 and $562,000, respectively, at December 29, 2001 and $1,190,000, $321,000 and $522,000, respectively, at December 30, 2000. The related deferred income tax expense (benefit) was $26,000, $(25,000) and $(250,000) at fiscal year ended 2001, 2000 and 1999, respectively.

        Treasury Stock—During 2001 and 2000, the Company repurchased 300,187 common shares at an aggregate cost of $12,256,000 and 169,962 common shares at an aggregate cost of $7,816,000, respectively.

        Revenue Recognition—Revenue from product sales is recognized at the time products are shipped and title transfers to customers. Reserves for estimated returns, allowances and customer rebates are established when revenues are recognized.

        Freight Revenue—Revenue from the re-billing of customers freight charges are recorded as net sales. Freight revenue amounted to $2,362,000, $1,924,000 and $1,974,000 in 2001, 2000, and 1999, respectively. The Company records freight expense in cost of sales.

        Research and Development—All research and development costs are expensed as incurred. Such costs amounted to $1,519,000, $1,559,000 and $1,436,000 in 2001, 2000 and 1999, respectively.

        Advertising Costs—Advertising costs primarily relate to trade shows, product catalogues and product literature. Such costs are expensed as incurred. Total advertising expenses were $628,000, $912,000 and $830,000 in 2001, 2000 and 1999, respectively.

        Earnings Per Share—Basic income per share amounts are based on the weighted average number of shares of common stock outstanding during the years presented. Diluted income per share amounts are based on the weighted average number of shares of common stock and stock options outstanding during the years presented.

        Foreign Currency Translation—All assets and liabilities of wholly-owned foreign subsidiaries have been translated using the current exchange rate in effect at the balance sheet dates. Revenue and expense accounts of such subsidiaries have been translated using the average exchange rate prevailing during the year and capital accounts have been translated using historic rates. Gains and losses resulting from the elimination of long term intercompany receivable balances and the translation of the foreign financial statements into U.S. dollars are reflected as translation adjustments in comprehensive income. The foreign currency cumulative translation adjustment was $(105,000), $128,000, and $1,038,000 at fiscal year ended 2001, 2000 and 1999, respectively. The related deferred income tax expense (benefit) was $(93,000), $(364,000) and $(85,000) in fiscal years 2001, 2000 and 1999, respectively.

        Foreign currency exchange gains (losses) arise primarily from transactions denominated in foreign currencies and from forward exchange contracts and are included in other income (expense) in the amount of approximately $16,000, $37,000 and $5,000 in 2001, 2000 and 1999, respectively.

        Disclosures Concerning Fair Value of Financial Instruments—The carrying value of cash and cash equivalents; trade and other receivables; investments; accounts payable; fair value of guaranteed debt obligations to certain officers and employees; short-term borrowings and other current liabilities are estimated to approximate fair value because of the short-term maturity of these items.

        New Accounting Standards—In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair market value. The Company adopted this statement effective December 31, 2000. The statement requires that changes in the derivative's fair market value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provision for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The adoption of this statement did not have a material effect on the consolidated financial statements of the Company.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has determined that there is no impact on its consolidated financial statements from this statement.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company has not determined the impact that SFAS 142 will have on its consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets", which became effective December 30, 2001 (Fiscal Year 2002). While this statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale. The Company has not determined the impact, if any, that SFAS 144 will have on its consolidated financial statements.

        Reclassification—Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

NOTE 2—TAXES ON INCOME

        Deferred income taxes are provided for the temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes by applying enacted statutory tax rates applicable to future years to the basis differences. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        Significant components of the Company's deferred tax liabilities and assets are as follows:

	As of Fiscal Year End
	December 29, 2001	December 30, 2000
Current deferred tax assets:
Accounts receivable	$218,000	$251,000
Reserves, accruals and other	1,256,000	1,417,000

Net current deferred tax assets	$1,474,000	$1,668,000

Long-term deferred tax assets:
Intangibles	$229,000	$400,000
Deferred compensation and other	1,042,000	1,005,000

Total long-term deferred tax assets	1,271,000	1,405,000

Long-term deferred tax liabilities:
Tax over book depreciation	(451,000)	(1,180,000)
Marketable securities	(381,000)	(453,000)

Total long-term deferred tax liabilities	(832,000)	(1,633,000)

Net long-term deferred tax assets (liabilities)	$439,000	$(228,000)

        Significant components of the provision for income taxes are as follows:

	2001	2000	1999
Current:
Federal	$7,936,000	$8,590,000	$10,169,000
Foreign	124,000	399,000	483,000
State	1,736,000	1,456,000	1,704,000

Total current taxes	9,796,000	10,445,000	12,356,000
Deferred—Federal and state expense (credit)	(473,000)	281,000	159,000

Total taxes	$9,323,000	$10,726,000	$12,515,000

        The following table summarizes the difference between income taxes computed at the expected Federal statutory rate and actual amounts:

	2001	2000	1999
Expense at Federal statutory rates	$7,975,000	$9,504,000	$11,077,000
Foreign income taxes	124,000	399,000	321,000
State income taxes, net of Federal tax benefit	1,089,000	967,000	1,108,000
Other—net	135,000	(144,000)	9,000

Total	$9,323,000	$10,726,000	$12,515,000

Effective income tax rate	40.9%	39.5%	39.5%

        The Company made income tax payments, net of refunds, of approximately $8,774,000, $10,094,000 and $13,865,000 in 2001, 2000 and 1999, respectively.

NOTE 3—COMMITMENTS AND CONTINGENCIES

        The Company leases property and equipment pursuant to various non-cancelable operating lease agreements. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. Future minimum payments on non-cancelable operating leases with initial or remaining terms in excess of one year for the five fiscal years subsequent to December 29, 2001 are: $1,817,000, $1,237,000, $1,047,000, $752,000 and $700,000. Lease payments under non-cancelable operating leases subsequent to the year 2006 aggregate $1,764,000.

        Total rent expense including other cancelable and short-term leases were $2,001,000, $2,046,000 and $1,885,000 in 2001, 2000 and 1999, respectively.

        At December 29, 2001 the Company has no pending legal proceedings which it deems to be material to its business.

        The Company has guaranteed debt obligations of certain officers and employees totaling $687,000 as of December 29, 2001.

NOTE 4—STOCK OPTIONS

        As of December 29, 2001, the Company has stock-based compensation programs which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the only compensation expense charged against income is related to deferred compensation for options issued at a discount from market value at the measurement date of the grant. Compensation expense recorded in 2001, 2000 and 1999 was $138,000, $188,000 and $324,000, respectively. Had the compensation costs for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share would have been as indicated in the pro forma amounts below:

		2001		2000		1999
Net Income	As reported Pro forma	$ $	13,463 12,913	$ $	16,427 15,933	$ $	19,134 18,920
Basic earnings per share	As reported Pro forma	$ $	3.13 3.01	$ $	3.71 3.60	$ $	4.20 4.15
Diluted earnings per share	As reported Pro forma	$ $	3.01 2.89	$ $	3.55 3.44	$ $	4.00 3.95

        The pro forma amounts are not representative of the effects on reported net income for future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001: dividend yield of 1.6%; expected volatility of 24%; risk-free interest rates of 4.9%; and expected lives of 7 years. The assumption for 2000 grants assumed a dividend yield of 1.6%; expected volatility of 25%; risk-free interest rates of 6.0%; and expected lives of 7 years. The assumption for 1999 grants assumed a dividend yield of 1.5%; expected volatility of 21%; risk-free interest rates of 6.0%; and expected lives of 7 years.

        Under the 1990 Liqui-Box Stock Option Plan ("the Plan"), the Company has granted incentive, non-qualified and deferred compensation stock options, or other stock-based awards. The terms and issuance prices of such awards are to be determined by the Board of Directors as limited by Internal Revenue Service rules where applicable. Options granted under the 1990 Plan are exercisable according to the terms of each option. However, in the event of a change in control as defined in the 1990 Plan, options become immediately exercisable, except those awarded within the last six months. Options granted under the 1990 Plan include incentive options, supplemental retirement options and other options.

        The Company has granted supplemental retirement options under the 1990 Plan to certain Company executives. These options were granted at an exercise price of 50% of the fair market value on the date of grant. Six months after the date of grant, each option vests with respect to 75% of the shares covered by the option if the grantee has signed a non-compete agreement; if a non-compete agreement has not been signed by the grantee, the option vests with respect to 50% of the shares covered by the option. In either case, the option vests based on age with respect to the remaining shares covered by the option. Supplemental retirement options are exercisable only upon termination of employment for other than cause.

        Other options outstanding under the 1990 Plan include non-qualified options and incentive options for the purchase of common shares. The exercise price per share for the incentive options is not less than the fair market value per share of Company common shares on date of grant and, for the non-qualified options, is at or below fair market value per share on the date of grant. The incentive and a portion of the non-qualified options become exercisable in 25% increments on each anniversary of the grant date. The remaining non-qualified options generally become exercisable in 10% increments on each anniversary of the grant date.

        The 1990 Plan terminated by its terms on February 9, 2000, except with respect to options then outstanding which had been previously issued under the Plan.

        Under its LBShares Stock Option Plan, the Company may grant options annually to a majority of its employees based on their individual prior year's wages. Options are granted at exercise prices that equal the fair market value on the date of grant. Options become exercisable in 20% increments on each anniversary of the grant date and are forfeited upon termination of employment for reasons other than death or disability. Options expire 10 years after the grant date.

        A summary of the status of the Company's stock option plan as of December 29, 2001 and for the three years then ended is presented below:

	2001		2000		1999
	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price	Shares (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	780	$27	639	$27	671	$26
Granted	150	$39	200	$32	42	$53
Exercised	(74)	$27	(39)	$29	(31)	$30
Forfeited	(62)	$36	(20)	$40	(43)	$36

Outstanding at end of year	794	$29	780	$27	639	$27

Options Exercisable at year-end	336	$29	381	$28	387	$28
	2001	2000	1999
Weighted-average fair value of options granted during the year where market price at date of grant is at exercise price	$12	$11	$17

        The following table summarizes information about stock options outstanding at December 29, 2001:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number of Outstanding (000)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding (000)	Weighted- Average Exercise Price
$12.50 to $18.50	192	4.5	$14	62	$14
$22.50 to $24.625	13	0.7	$25	13	$25
$27.25 to $30.75	143	3.9	$28	143	$28
$31.50 to $37.00	249	4.2	$32	89	$34
$38.25 to $53.3125	197	8.1	$41	29	$47

	794	4.5	$29	336	$29

        The Company receives tax deductions for the difference between fair market value and the exercise price of common shares at the time non-incentive options are exercised. In addition, common shares obtained through the exercise of stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. The tax benefit of this deduction is reflected in additional paid-in capital and totaled $265,000, $113,000 and $169,000 in 2001, 2000 and 1999, respectively.

NOTE 5—EQUIPMENT LEASED TO CUSTOMERS

        The Company leases various types of filling machinery and equipment to its customers to support its packaging products. The leases are classified as operating leases and are generally cancelable at the option of the Company. Assets available for lease and assets under current lease contracts are included in the balance sheets as equipment leased to customers. Accumulated depreciation on these assets at December 29, 2001 and December 30, 2000 approximated $13,271,000 and $12,236,000, respectively. Total lease income, including other cancelable and short-term leases, was $874,000, $751,000 and $725,000 in 2001, 2000 and 1999, respectively. The future minimum rental income on non-cancelable operating leases for the five fiscal years subsequent to December 29, 2001 are: $499,000, $345,000, $235,000, $136,000 and $61,000.

NOTE 6—CREDIT FACILITIES

        The Company maintains unsecured credit facilities that aggregate $30,000,000 and include $10,000,000 for a revolving term loan, the availability of which terminates on April 1, 2005, when, at the option of the Company, outstanding amounts can be converted to a term note under the terms of the agreement as defined. No amounts were outstanding under these credit facilities as of December 29, 2001 and December 30, 2000. The remaining portion of the credit facilities of $20,000,000 is a line of credit that expires April 30, 2002; however, the Company intends to renew this facility on terms comparable to the existing facility. No amounts were outstanding under this facility as of December 29, 2001 and December 30, 2000. At the Company's option, the credit facilities bear interest at either the prime rate, the London Interbank Offered Rate plus 0.50%, the Daily Eurocurrency Rate plus 0.50% or a negotiated rate, as defined (2.43% at December 29, 2001). The facilities require the maintenance of certain financial ratios and restrict future common cash dividends to 50% of consolidated net income after taxes. Additionally, the Company's Europe and India subsidiaries maintain secured credit facilities (subject to certain limitations), that expire in October 2002. The amounts outstanding, at December 29, 2001 and December 30, 2000, under these facilities were $5,084,000 and $4,577,000, respectively. The credit facility bears interest at varying rates, based upon the currency borrowed (ranging from 5% to 6.75% during 2001). The facilities are collateralized by a $1,448,000 guarantee by the Company and the cash balances and accounts receivable of the subsidiaries which total approximately $7,600,000 at December 29, 2001. Total interest paid under all facilities in 2001, 2000 and 1999 was $207,000, $145,000 and $315,000, respectively.

NOTE 7—EMPLOYEE BENEFIT PLANS

        The Company has a deferred profit sharing plan covering the majority of its employees not covered by a collective bargaining agreement. The Company's contributions to this plan, which are at the discretion of the Board of Directors, were $652,000, $556,000 and $599,000 in 2001, 2000 and 1999, respectively.

        The Company also has an Employee Stock Ownership Plan ("ESOP") for the majority of employees who are not covered by a collective bargaining agreement. Eligible employees may elect to contribute not less than 2%, nor more than 6% of their annual compensation to the ESOP. For each participating employee, the Company contributes an amount equal to 50% of the employee's contribution. All shares of common stock of the Company held by the ESOP and allocated to participants are treated as outstanding shares in the determination of earnings per share. Shares of common stock of the Company held by the ESOP and not allocated to participants are treated as shares not outstanding. ESOP allocated and unallocated shares were 180,000 and 46,000 at December 29, 2001, and 194,000 and 5,000 at December 30, 2000, respectively. Dividends paid on all shares held by the ESOP are charged to retained earnings. Total ESOP expenses were $51,000, $69,000 and $82,000 in 2001, 2000 and 1999, respectively.

        In 1999, the Company adopted an Executive Deferred Compensation Plan. Under the plan, eligible participants can defer up to 100% of their cash compensation as well as realized gains from the exercise of non-qualified stock options. There was no related deferred compensation expense in 2001, 2000 and 1999.

        In September, 2001, Liqui-Box Corporation made a loan of $1,366,068 to the Employee Stock Ownership Plan (ESOP). The proceeds of the loan were used to purchase 31,047 common shares of Liqui-Box Corporation from the JASAM Foundation—Fund B. The transaction was completed at fair market value on the date of the purchase. Samuel B. Davis' sister is a trustee of the JASAM Foundation—Fund B.

NOTE 8—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings per Share
2001	Net Sales	Gross Margin	Net Income
				Basic	Diluted
	($ in thousands, except per share data)
First quarter	$34,425	$12,051	$3,622	$0.83	$0.80
Second quarter	39,559	13,115	3,711	0.85	0.83
Third quarter	39,483	12,487	3,948	0.92	0.89
Fourth quarter	31,752	10,109	2,182	0.53	0.49

Total	$145,219	$47,762	$13,463	$3.13	$3.01

				Earnings per Share
2000	Net Sales	Gross Margin	Net Income
				Basic	Diluted
	($ in thousands, except per share data)
First quarter	$36,919	$14,108	$4,567	$1.02	$0.98
Second quarter	43,686	15,545	4,923	1.11	1.06
Third quarter	44,047	14,349	4,449	1.01	0.97
Fourth quarter	32,472	9,989	2,488	0.57	0.54

Total	$157,124	$53,991	$16,427	$3.71	$3.55

NOTE 9—SEGMENT INFORMATION

        Financial information by segment for each of the three years in the period ended December 29, 2001, is summarized as follows:

	United States	Foreign	Total
2001
Net sales	$126,270,000	$18,949,000	$145,219,000

Operating income	$21,999,000	$831,000	$22,830,000

Depreciation and amortization	$7,002,000	$1,187,000	$8,189,000

Capital expenditures	$8,961,000	$1,767,000	$10,728,000

Interest income (expense), net	$472,000	$(72,000)	$400,000

Income tax expense	$9,199,000	$124,000	$9,323,000

Net income (loss)	$13,656,000	$(193,000)	$13,463,000

Identifiable assets	$70,502,000	$21,753,000	$92,255,000

2000
Net sales	$137,621,000	$19,503,000	$157,124,000

Operating income	$25,677,000	$1,240,000	$26,917,000

Depreciation and amortization	$6,863,000	$1,622,000	$8,485,000

Capital expenditures	$9,219,000	$3,218,000	$12,437,000

Interest income (expense), net	$494,000	$(29,000)	$465,000

Income tax expense	$10,327,000	$399,000	$10,726,000

Net income (loss)	$16,633,000	$(206,000)	$16,427,000

Identifiable assets	$74,771,000	$21,403,000	$96,174,000

1999
Net sales	$145,714,000	$21,487,000	$167,201,000

Operating income	$29,804,000	$1,822,000	$31,626,000

Depreciation and amortization	$7,542,000	$1,599,000	$9,141,000

Capital expenditures	$4,516,000	$1,005,000	$5,521,000

Interest income (expense), net	$148,000	$(82,000)	$66,000

Income tax expense	$12,032,000	$483,000	$12,515,000

Net income	$18,698,000	$436,000	$19,134,000

Identifiable assets	$72,233,000	$22,657,000	$94,890,000

        The Company is managed in two geographic operating segments: United States and Foreign. Foreign operations are in the United Kingdom, India and Hong Kong. Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties. Identifiable assets are those assets associated with a specific segment. There were no significant inter-segment sales. Substantially all sales were derived from plastic packaging products in 2001, 2000 and 1999.

NOTE 10—SUBSEQUENT EVENT

        On March 25, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enhance Packaging Technologies Inc., a Canadian corporation ("Enhance") and a wholly-owned subsidiary of DuPont Canada Inc., a Canadian corporation, and EPT Newco, Inc., an Ohio corporation and a wholly-owned subsidiary of Enhance ("EPT"). Under the Merger Agreement, Enhance has agreed to acquire all of the issued and outstanding shares of the Company pursuant to a cash merger transaction for US$67.00 per share, for a total purchase price of approximately US$333 million. Consummation of the Merger is subject to certain conditions, but is expected to be completed in the second quarter of 2002.

        (a)(2) The following consolidated financial statement schedule of Liqui-Box Corporation and Subsidiaries is included herein pursuant to Item 14(d) of this Report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(amounts rounded to the nearest thousand dollars)
LIQUI-BOX CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Reserves deducted from assets:
Fifty-two weeks ended December 29, 2001:
Allowance for doubtful accounts	$756,000	$194,000		$(345,000)	$605,000
Fifty-two weeks ended December 30, 2000:
Allowance for doubtful accounts	$730,000	$26,000		$0	$756,000
Fifty-two weeks ended January 1, 2000:
Allowance for doubtful accounts	$946,000	$186,000		$(402,000)	$730,000

(1)
Uncollectible accounts written off, net of recoveries and other adjustments.

        Schedules other than those listed above are omitted because they are not required or are not applicable.

  (a)
  (3) Listing of Exhibits—The following exhibits are included herein pursuant to Item 14(c):

Exhibit No.	Description	Pages
2	Agreement and Plan of Merger	Filed herein
3A	Amended Articles of Incorporation of the Registrant as filed with the Ohio Secretary of State on December 14, 1995 are incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 1995 filed with the Securities and Exchange Commission (Exhibit 3A)	N/A
3B	Code of Regulations, as amended, of the Registrant are incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 1, 1995 filed with the Securities and Exchange Commission (Exhibit 3B)	N/A
3C	Amendment to Code of Regulations, as amended, approved by Shareholders on April 20, 2000 is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission (Exhibit 3C)	N/A
9	Voting Trust and Right of First Refusal Agreement, effective as of September 29, 1993, by and among Mary Ann Davis, Samuel B. Davis, as Voting Trustee, and Samuel B. Davis, individually, is incorporated herein by reference to Amendment No. 6 to Schedule 13D of Samuel B. Davis filed on March 6, 1995 (Exhibit 1).	N/A
10A*	1990 Liqui-Box Stock Option Plan is incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1990 filed with the Securities and Exchange Commission (Exhibit 19(a)) (File number 0-8514).	N/A
10AA*	2000 Amendment to 1990 Liqui-Box Stock Option Plan dated September 26, 2000 is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission (Exhibit 10AA)	N/A
10B*	Summary of Profit Participation Program is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 2, 1993 filed with the Securities and Exchange Commission (Exhibit 10E) (File number 0-8514).	N/A
10C	Executive Deferred Compensation Plan is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 1, 2000 filed with the Securities and Exchange Commission (Exhibit 10C)	N/A
10D	LB Shares Stock Option Plan is incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission (Exhibit 10D)	N/A
10E	Noncompetition and Nonsolicitation Agreement with Samuel N. Davis	Filed herein
10F	Noncompetition and Nonsolicitation Agreement with Samuel B. Davis	Filed herein
21	Subsidiaries of the Registrant	Filed herein
23	Independent Auditors' Consent and Report on Schedule (Deloitte & Touche LLP)	Filed herein
24	Powers of Attorney	Filed herein
99A	Shareholders Agreement	Filed herein

99B	Press Release	Filed herein

*
Indicates executive compensation plan or arrangement.

(b)
Reports on Form 8-K. None.

(c)
Exhibits filed with this Annual Report on Form 10-K are attached hereto—See Item 14(a)(3)

(d)
Financial Statement Schedules—See Item 14(a)(2)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUI-BOX CORPORATION
Date: March 26, 2002	By:	/s/ SAMUEL B. DAVIS Samuel B. Davis Chairman of the Board, Chief Executive Officer, and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 2002	By:	/s/ SAMUEL B. DAVIS Samuel B. Davis Chairman of the Board, Chief Executive Officer, and Treasurer, Treasurer and Director (Principal Executive and Financial Officer)
Date: March 26, 2002	By:	/s/ *SAMUEL N. DAVIS Samuel N. Davis Secretary and Director
Date: March 26, 2002	By:	/s/ *CHARLES R. COATE Charles R. Coate Director
Date: March 26, 2002	By:	/s/ *CARL J. ASCHINGER, JR. Carl J. Aschinger, Jr. Director
Date: March 26, 2002	By:	/s/ *RUSSELL M. GERTMENIAN Russell M. Gertmenian Director
Date: March 26, 2002	By:	/s/ *JOHN TROSTHEIM John Trostheim Director
Date: March 26, 2002	By:	/s/ *ROBERT L. ZIEG Robert L. Zieg Director
Date: March 26, 2002	By:	/s/ *ROBERT VALENTINE Robert Valentine Chief Financial Officer (Principal Accounting Officer)

*By Power of Attorney

By:	/s/ SAMUEL B. DAVIS
Samuel B. Davis (Attorney-In-Fact)

QuickLinks

  (Mark One)
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Results of Operations
  2001 Compared to 2000
  2000 Compared to 1999
  Liquidity and Capital Resources
  Significant Accounting Policies
  Effect of New European Currency
  Comprehensive Income
  New Accounting Standards
  Forward-Looking Statements
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Foreign Currency Exchange Risk
  Marketable Securities Risk
  Interest Rate Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Directors of the Registrant
  Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
OPTIONS GRANTED IN THE LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
DIRECTOR COMPENSATION
  Item 12. Security Ownership of Certain Beneficial Owners and Management
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
SECURITY OWNERSHIP OF MANAGEMENT
  Item 13. Certain Relationships and Related Transactions
TRANSACTIONS INVOLVING MANAGEMENT AND OTHERS
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
INDEPENDENT AUDITOR'S REPORT
Liqui-Box Corporation and Subsidiaries Consolidated Balance Sheets
Liqui-Box Corporation and Subsidiaries Consolidated Balance Sheets
Liqui-Box Corporation and Subsidiaries Consolidated Statements of Income and Comprehensive Income
Liqui-Box Corporation and Subsidiaries Consolidated Statements of Cash Flows
Liqui-Box Corporation and Subsidiaries Consolidated Statements of Stockholders Equity
Liqui-Box Corporation and Subsidiaries Notes to Consolidated Financial Statements December 29, 2001
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (amounts rounded to the nearest thousand dollars) LIQUI-BOX CORPORATION AND SUBSIDIARIES
SIGNATURES