Form 10-Q
period 2002-03-30
LIQUI BOX CORP
filed 2002-05-14
CIK 216430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen weeks period ended March 30, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-8514

LIQUI-BOX CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	31-0628033
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6950 Worthington-Galena Road, Worthington, Ohio	43085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614) 888-9280

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002
Common Stock, no par value	4,170,390

Exhibit Index on Page 11.

LIQUI-BOX CORPORATION

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

Assets	March 30, 2002	December 29, 2001
	Unaudited
Current Assets

Cash and cash equivalents	$14,230,000	$9,741,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $621,000 and $605,000, respectively	14,480,000	15,031,000
Other	821,000	453,000
Total receivables	15,301,000	15,484,000

Inventories:
Raw materials and supplies	10,127,000	8,666,000
Work in process	3,393,000	2,555,000
Finished goods	3,563,000	3,054,000
Total Inventories	17,083,000	14,275,000

Deferred tax assets	1,475,000	1,474,000
Other current assets	868,000	799,000
Total Current Assets	48,957,000	41,773,000

Property, Plant and Equipment

Land, buildings and leasehold improvements	17,912,000	18,166,000
Equipment and vehicles	88,824,000	85,955,000
Equipment leased to customers	18,721,000	18,745,000
Construction in process	7,738,000	8,621,000
Total	133,195,000	131,487,000
Less accumulated depreciation and amortization	(93,479,000)	(91,811,000)

Property, plant and equipment, net	39,716,000	39,676,000

Other Assets

Goodwill, net of amortization	6,433,000	6,433,000
Deferred tax assets, noncurrent	412,000	439,000
Deferred charges and other assets, net	4,015,000	3,934,000
Total other assets	10,860,000	10,806,000

Total Assets	$99,533,000	$92,255,000

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

Liabilities and Stockholders’ Equity	March 30, 2002	December 29, 2001
	Unaudited
Current Liabilities

Accounts payable	$6,077,000	$3,207,000
Short-term borrowings	5,041,000	5,084,000
Dividends payable	834,000	836,000
Salaries, wages and related liabilities	3,257,000	1,938,000
Federal, state and local taxes	3,056,000	1,373,000
Other accrued liabilities	541,000	1,556,000
Total Current Liabilities	18,806,000	13,994,000

Commitments and Contingencies	—	—

Stockholders’ Equity

Preferred stock, without par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $.1667 stated value, 20,000,000 shares authorized, 7,262,598 shares issued	1,210,000	1,210,000
Additional paid-in capital	11,902,000	11,757,000
Accumulated other comprehensive income	343,000	456,000
Retained earnings	177,059,000	174,532,000
Less:
ESOP Loan, at cost — 31,047 shares	(1,366,000)	(1,366,000)
Treasury stock, at cost — 3,094,518 and 3,096,935 shares, respectively	(108,421,000)	(108,328,000)

Total Stockholders’ Equity	80,727,000	78,261,000

Total Liabilities and Stockholders’ Equity	$99,533,000	$92,255,000

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

	Thirteen Weeks Ended March 30, 2002 Unaudited	Thirteen Weeks Ended March 31, 2001 Unaudited
Net Sales	$29,705,000	$34,425,000
Cost of Sales	19,344,000	22,374,000
Gross Margin	10,361,000	12,051,000

Selling, administrative and development expenses	4,913,000	6,156,000
Operating Income	5,448,000	5,895,000

Other Income (Expense):
Interest and dividend income	91,000	161,000
Interest expense	(38,000)	0
Other, net	37,000	(69,000)

Income Before Income Taxes	5,538,000	5,987,000

Taxes on Income	2,177,000	2,365,000

Net Income	$3,361,000	$3,622,000

Other Comprehensive Income (Expense), Net of Tax:

Foreign currency translation adjustments	(86,000)	117,000
Unrealized gain (loss) on marketable securities	(27,000)	29,000
Other comprehensive income (expense)	(113,000)	146,000

Comprehensive Income	$3,248,000	$3,768,000

Earnings per share
Basic	$0.81	$0.83
Diluted	$0.77	$0.80
Cash dividends per common share	$0.20	$0.20

Weighted average number of shares used in computing earnings per share:
Basic	4,135,708	4,376,081
Diluted	4,360,276	4,527,777

See notes to consolidated financial statements.

Liqui-Box Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Thirteen Weeks Ended March 30, 2002 Unaudited	Thirteen Weeks Ended March 31, 2001 Unaudited
Cash Flows From Operating Activities:

Net income	$3,361,000	$3,622,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,827,000	1,816,000
Provision for loss on accounts receivable	52,000	(153,000)
Amortization of other noncurrent assets	82,000	221,000
Loss (gain) on disposal of property, plant and equipment	(120,000)	120,000
Deferred compensation	54,000	47,000
Changes in deferred income tax accounts	27,000	(18,000)
Changes in operating assets and liabilities:
Accounts receivable	129,000	(169,000)
Inventories	(2,807,000)	90,000
Other current assets	(69,000)	120,000
Accounts payable	2,868,000	3,794,000
Salaries, wages and related liabilities	1,319,000	1,648,000
Other accrued liabilities	669,000	791,000

Net cash provided by operating activities	7,392,000	11,929,000

Cash Flows From Investing Activities:

Purchase of property, plant and equipment	(2,033,000)	(3,944,000)
Proceeds from sale of property, plant and equipment	285,000	0
Other changes, net	(190,000)	83,000

Net cash used in investing activities	(1,938,000)	(3,861,000)

Cash Flows From Financing Activities:

Acquisition of treasury shares	(206,000)	(3,179,000)
Sale of treasury shares	4,000	8,000
Exercise of stock options and tax benefit	200,000	1,017,000
Cash dividends	(836,000)	(878,000)
Proceeds (repayment) of short-term borrowings — net	(43,000)	1,377,000

Net cash used in financing activities	(881,000)	(1,655,000)

Effect of exchange rate changes on cash	(84,000)	54,000

Increase (Decrease) in cash and cash equivalents	4,489,000	6,467,000
Cash and cash equivalents, Beginning of year	9,741,000	13,274,000
Cash and cash equivalents, End of year	$14,230,000	$19,741,000

See notes to the consolidated financial statements.

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

2.               On March 25, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Enhance Packaging Technologies Inc., a Canadian corporation (“Enhance”) and a wholly-owned subsidiary of DuPont Canada Inc., a Canadian corporation, and EPT Newco, Inc., an Ohio corporation and a wholly-owned subsidiary of Enhance (“EPT”).  Under  the Merger Agreement, Enhance has agreed to acquire all of the issued and outstanding common shares of the Company pursuant to a cash merger transaction for US$67.00 per share, for a total purchase price of approximately US$333 million.  Consummation of  the merger is subject to certain conditions, but is expected to be completed in the second quarter of 2002.

3.               In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption.  The Company has discontinued the amortization of goodwill effective December 30, 2001.   Goodwill amortization for the three months ended March 31, 2001 was $151,000.  The Company has not determined if any portion of its goodwill is impaired; such determination will be completed by the end of the Company’s second fiscal quarter.

4.               In August 2001, the FASB issued Statement of Financial Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets”, which became effective December 30, 2001(Fiscal Year 2002).  While this statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale.  The Company has determined that there is no impact on its consolidated financial statements from this statement.

5.               The Company adopted FASB Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.”  The Company is managed in two operating segments, United States and Europe.  Inter-segment transactions are accounted for on the same basis as sales to unaffiliated parties.  There were no significant inter-segment sales.  Substantially all sales were derived from plastic packaging products for year to date 2002 and 2001.

First Quarter 2002	United States	Foreign	Total
Net sales	$25,396,000	$4,309,000	$29,705,000
Operating income	$5,360,000	$88,000	$5,448,000

First Quarter 2001
Net sales	$30,626,000	$3,799,000	$34,425,000
Operating income	$6,244,000	$(349,000)	$5,895,000

6.               The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X for interim reporting purposes.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the year ended December 29, 2001 consolidated financial statements of Liqui-Box Corporation and its subsidiaries contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (Commission File No. 0-8514).  Reference should be made to the Company’s aforementioned Form 10-K for additional disclosures including a summary of  the Company’s accounting policies, which have not significantly changed.

7.               Certain reclassifications  have been made to the 2001 financial statements to conform to the 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Recent Developments

On March 25, 2002, the Company entered into an Agreement and Plan of  Merger (the “Merger Agreement”) with Enhance Packaging Technologies Inc., a Canadian corporation (“Enhance”) and a wholly-owned subsidiary of DuPont Canada Inc., a Canadian corporation, and EPT Newco, Inc., an Ohio corporation and a wholly-owned subsidiary of Enhance (“EPT”).  Under  the Merger Agreement, Enhance has agreed to acquire all of the issued and outstanding common shares of the Company pursuant to a cash merger transaction for  US$67.00 per share, for a total purchase price of approximately US$333 million (the “Merger”).  At the effective time of the Merger, EPT will be merged with and into the Company, which will be the surviving corporation in the Merger and will become a wholly-owned subsidiary of Enhance.  Consummation of the Merger is subject to various conditions, including among others, (i) adoption of the Merger Agreement and approval of the Merger by the shareholders of the Company; (ii) compliance with regulatory requirements; and (iii) no more than 10% of the outstanding common shares of the Company may be held by shareholders who object to the Merger and comply with Ohio dissenting shareholder statutes.

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

The Company filed a proxy statement with the Securities and Exchange Commission on April 25, 2002, relating to a special meeting of shareholders of the Company to be held on May 28, 2002 to consider and vote upon the proposed Merger.  The proposed transaction was reported previously in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities and Exchange Commission.

Results of Operations

During the First Quarter 2002, the Company experienced a 13.7% decrease in net sales compared to the First Quarter 2001.  This reduction can be attributed to the prolonged downturn in the economy.

Gross margin, as a percentage of net sales, was 34.9% for the First Quarter 2002 and 35.0% for the First Quarter 2001.  The decrease in gross margin is the result of the general economic conditions coupled with increases in the cost of raw materials, which the Company has not been able to pass on to its customers in a timely manner.

Selling, administrative and development expenses for the First Quarter 2002 were $4,913,000 compared to $6,156,000 for the First Quarter 2001, a decrease of $1,243,000.  The planned decrease is due to the Company continuing to reduce costs to a level that the current state of the economy will support and a decrease in the Company’s Profit Participation Plan costs.

Income before taxes as a percentage of net sales was 18.6% in the First Quarter 2002 as compared to 17.4% in the First Quarter 2001.  The increase was due to the decrease in selling, administrative and development expenses.

The provision for income taxes was 39.3% of before tax income for the First Quarter 2002 and 39.5% for the First Quarter 2001.

At the end of the First Quarter 2002 and 2001, respectively, the Company had no significant backlog of orders, which is industry typical.

Liquidity and Capital Resources

Total working capital at March 30, 2002 was $30,151,000 compared to $27,779,000 at December 29, 2001.  These changes reflect the seasonal needs of the Company.  The ratio of current assets to current liabilities was 2.6 to 1 at the end of the First Quarter 2002 and 3.0 to 1 at year-end 2001.  Increases in certain categories of current liabilities more than offset an increase in cash to decrease the current ratio. Net cash provided by operations was $7,392,000 for the three months ended March 30, 2002, compared to $11,929,000 for the three months ended March 31, 2001.  The decrease in cash provided in 2002 was the result of changes in operating assets and liabilities.  Net cash used in investing activities was $1,938,000 for the three months ended March 30, 2002, compared to $3,861,000 for the three months ended March 31, 2001.  The cash used in investing activities was primarily for purchases of new plant equipment and improvements to existing property and plant equipment.  Cash used in financing activities was $881,000 for the three months ended March 30, 2002, compared to $1,655,000 for the three months ended March 31, 2001.  The cash used in financing activities was primarily for the repurchase of outstanding shares and payment of cash dividends, offset by exercise of stock options.

The Company’s major commitments for capital expenditures as of March 30, 2002 were, as they have been in the past, primarily for increased capacity at existing locations, building filler machines for lease and tooling for new products.  Funds required to fulfill these commitments are expected to be provided by operations with any additional funding needed coming from credit facilities that aggregate $30,000,000.  No amounts were outstanding under these credit facilities as of March 30, 2002.  The Company’s foreign subsidiaries have secured credit facilities.  The amounts outstanding under these facilities totaled $5,041,000 at March 30, 2002.

Longer-term cash requirements, other than those related to normal operating expenses, are needed for financing anticipated growth; increasing capacity at existing plants; development of new products and enhancement of existing products; dividend payments and possible continued repurchase of the Company’s common shares.  The Company believes that its existing cash and cash equivalents, available credit facilities and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

There have been no significant changes in the Company’s capitalization during the past three years except for the repurchase of and the issuance of treasury shares.  The common shares were bought at a price considered fair by management and there was cash available for these purchases.  The Company felt the purchases represented a good investment and would secure common shares for issuance under the Company’s employee benefit plans.  No common stock was repurchased after the announcement of its pending merger, discussed above. All significant financing arrangements of the Company are reported in the financial statements.

Significant Accounting Policies

See the Company’s significant accounting policies disclosed in Item 14(a)(1), Note 1, “Accounting Policies” of the Notes to Consolidated Statements in the December 31, 2001 Form 10-K.

Comprehensive Income

Comprehensive income is based on revenues, expenses, gains and losses, which, under generally accepted accounting principles, are excluded from net income and reflected as a component of equity, such as currency translation and unrealized gain or loss on securities adjustments.  Comprehensive income, net of tax, was $3,248,000 and $3,768,000 in First Quarter 2002 and First Quarter 2001, respectively.  Comprehensive income is derived from net income, the change in foreign currency translation and the change in the value of marketable securities held for investment.

New Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which became effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption.  The Company has discontinued the amortization of goodwill effective December 30, 2001.   Goodwill amortization for the three months ended March 31, 2001 was $151,000.  The Company has not determined if any portion of its goodwill is impaired; such determination will be completed by the end of the Company’s second fiscal quarter.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144), “Accounting for Impairment or Disposal of Long-Lived Assets”, which became effective December 30, 2001 (Fiscal Year 2002.)  While this statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” it retains the fundamental provisions of SFAS No. 121 for recognition and impairments of assets to be held and used, and assets to be disposed of by sale.  The Company has determined that the adoption of SFAS 144 has no impact on its consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders.  All such statements which are not historical fact are forward-looking statements based upon the Company’s then current plans and strategies, and reflect the Company’s then current assessment of the risks and uncertainties related to its business, including such things as product demand and market acceptance; the economic and business environment and the impact of governmental regulations, both in the United States and abroad; the effects of competitive products and pricing pressures; the impact of fluctuations in foreign currency exchange rates and the implementation of the Euro; capacity; efficiency and supply constraints; weather conditions; and other risks detailed in the Company’s press releases, shareholder communications and Securities and Exchange Commission filings.  It is not possible to identify or foresee all such risks and uncertainties, and the foregoing should not be considered an exhaustive statement of all risks and uncertainties relating to such forward looking statements.  Actual events affecting the Company and the impact of such events on the Company’s operations may vary from those currently anticipated.  The Company is not obligated to update or revise forward-looking statements relating to the Company to reflect new events or circumstances.

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

Foreign Currency Exchange Risk

In First Quarter of 2002, foreign operations accounted for approximately 15% of the Company’s consolidated net sales. As a result, there is exposure to foreign currency exchange risk on transactions that are denominated in a currency other than the business unit’s functional currency. The Company maintains assets and liabilities with financial institutions in various foreign currencies to hedge transactions that are to be settled in the business unit’s functional currency.  For further information with respect to foreign currency exchanges, reference is made in Item 14(a)(1), Note 1 - Foreign Currency Translation of Notes to the Consolidated Financial Statements in the Company’s 2001 Form 10-K report. The Company’s hedging activities provide only limited protection against currency exchange risks; however, a hypothetical 10% foreign exchange fluctuation would not materially impact the Company’s operating results or cash flow.

Marketable Securities Risk

The Company maintains a portfolio of marketable equity securities available for sale. The fair market value of these securities at March 30, 2002 was approximately $1,204,000 with the corresponding unrealized gain included as a component of stockholders’ equity. A hypothetical 10% decrease in the quoted market price of marketable securities would not materially impact operating results or cash flow.

Interest Rate Risk

The interest payable for the Company’s credit facilities is affected by changes in market interest rates. During the First Quarter 2002, the Company’s credit facilities interest rates varied between 5% to 6.75%.  At March 30, 2002, the outstanding balance was $5,041,000.  Therefore, a hypothetical 10% fluctuation would not materially impact the Company’s operating results or cash flow.

Part II. Other Information

 Item 1.   Legal Proceedings:  Not applicable

Item 2.    Changes in Securities:  Not applicable

Item 3.    Defaults Upon Senior Securities:  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders:  Not applicable

Item 5.    Other Information:  Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibit Index

Exhibit 2.  Agreement and Plan of Merger incorporated herein by reference to Exhibit 2 to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities Exchange Commission.

Exhibit 3A.  Amended Articles of Incorporation of the Registrant incorporated herein by reference to Exhibit 3A to the Registrant’s Form 10-K for the fiscal year ended December 30, 1995 filed with the Securities and Exchange Commission.

Exhibit 3B.  Code of Regulations as Amended of the Registrant incorporated herein by reference to Exhibit 3B to the Registrant’s Form 10-Q for the fiscal quarter ended July 1, 1995 filed with the Securities and Exchange Commission.

Exhibit 3C.  Amendment to Code of Regulations, as amended, incorporated herein by reference to Exhibit 3C to the Registrant’s Form 10-K for the fiscal year ended December 30, 2000 filed with the Securities and Exchange Commission.

Exhibit 10A.  Noncompetition and Nonsolicitation Agreement with Samuel N. Davis incorporated herein by Reference to Exhibit 10E to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities and Exchange Commission.

Exhibit 10B.  Noncompetition and Nonsolicitation Agreement with Samuel B. Davis incorporated herein by Reference to Exhibit 10F to the Registrant’s Form 10-K for the fiscal year ended December 29, 2001 filed with the Securities and Exchange Commission.

(b)           No reports on Form 8-K were filed during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUI-BOX CORPORATION
(Registrant)

		By	/s/ Stewart M. Graves
Date	May 14, 2002		Stewart M. Graves
President and Chief Operating Officer
(Duly Authorized Officer)

Date	May 14, 2002	By	/s/ Robert Valentine
Robert Valentine
Chief Financial Officer
(Principal Accounting Officer)